Form 10-Q
period 1994-06-30
JETSTREAM LP
filed 1994-08-12
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-16836


                                JETSTREAM, L.P.

             (Exact name of registrant as specified in its charter)




        Delaware                                              84-1053359
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                             identification No.)


3 World Financial Center, New York, NY                          10285
(Address of principal executive offices)                      (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No




Balance Sheets


                                          June 30,        December 31,
Assets                                       1994                1993

Aircraft, at adjusted cost           $ 25,334,000        $ 25,684,000
Less-accumulated depreciation          (2,612,238)                ---

                                       22,721,762          25,684,000

Cash and cash equivalents               1,439,752           1,089,805
Restricted cash                         1,782,453           3,048,884
Rent receivable                            20,000              20,000
Interest receivable                         4,000               7,303
Loan receivable                           272,574                 ---
Prepaid expenses                              ---              36,841

Total Assets                         $ 26,240,541        $ 29,886,833


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses $ 252,702           $ 252,007
  Maintenance payable                         ---             791,000
  Distribution payable                  1,289,752             939,805
  Deferred revenue                        170,000             150,000
  Security deposit                            ---              80,000

    Total Liabilities                   1,712,454           2,212,812

Partners' Capital (Deficit):
  General Partners                       (732,731)           (701,271)
  Limited Partners                     25,260,818          28,375,292

    Total Partners' Capital            24,528,087          27,674,021

    Total Liabilities and
    Partners' Capital                $ 26,240,541        $ 29,886,833



Statements of Operations

                                Three months ended         Six months ended
                                     June 30,                  June 30,
Income                          1994          1993         1994        1993

Rental                    $1,395,000    $1,297,321   $2,340,000  $2,934,182
Interest                      18,614        35,791       47,041      46,632
Other                            ---           ---       13,228         ---

   Total Income            1,413,614     1,333,112    2,400,269   2,980,814


Expenses

Depreciation               1,306,119     1,533,957    2,612,238   3,067,914
Management fees              116,238        85,860      200,769     198,577
General and administrative    45,751        49,363      121,043     109,157
Operating                     13,344        23,425       59,394      31,456

    Total Expenses         1,481,452     1,692,605    2,993,444   3,407,104

                Net Loss  $  (67,838)   $ (359,493)  $ (593,175) $ (426,290)

Net Loss Allocated:

To the General Partners   $     (679)   $   (3,595)  $   (5,932) $   (4,263)
To the Limited Partners      (67,159)     (355,898)    (587,243)   (422,027)

                          $  (67,838)   $ (359,493)  $ (593,175) $ (426,290)

Per limited partnership unit
 (4,895,005 outstanding)     $ (0.01)      $ (0.08)     $ (0.12)    $ (0.09)



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1994

                                     Limited        General          Total
                                    Partners'      Partners'      Partners'
                                     Capital       (Deficit)       Capital

Balance at December 31, 1993      $28,375,292    $ (701,271)   $ 27,674,021
Net Loss                             (587,243)       (5,932)       (593,175)
Cash distributions                 (2,527,231)      (25,528)     (2,552,759)

Balance at June 30, 1994         $ 25,260,818    $ (732,731)   $ 24,528,087



Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:             1994            1993

Net loss                                   $  (593,175)    $  (426,290)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation                               2,612,238       3,067,914
Increase (decrease) in cash arising from
changes in operating assets and liabilities:
  Restricted cash                            1,266,431             ---
  Rent receivable                                  ---          (5,000)
  Interest receivable                            3,303          (8,604)
  Prepaid expenses                              36,841         (28,205)
  Accounts payable and accrued expenses            695         (50,919)
  Maintenance payable                         (791,000)            ---
  Deferred revenue                              20,000        (168,720)
  Security deposit                             (80,000)            ---

Net cash provided by operating activities    2,475,333       2,380,176

Cash Flows from Investing Activities:

  Proceeds from sale of aircraft - net         350,000             ---
  Loan receivable                             (272,574)            ---

Net cash provided by investing activities       77,426             ---

Cash Flows from Financing Activities:

  Cash distributions                        (2,202,812)     (3,213,892)

Net cash used for financing activities      (2,202,812)     (3,213,892)

Net increase (decrease) in
cash and cash equivalents                      349,947        (833,716)
Cash and cash equivalents
at beginning of period                       1,089,805       2,417,644

Cash and cash equivalents at end of period  $1,439,752      $1,583,928





Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1993, and material contingencies exist that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


(1) On February 9, 1994, Continental entered into a new lease agreement. The agreement between Continental and the Partnership provides for Continental to lease the plane for a term of four years. Effective March 15, 1994, Continental shall pay $180,000 per month in advance. In addition, the Partnership made a one-time payment of $750,000 in March 1994 to perform various maintenance work on the plane. Also, the Partnership has agreed to provide up to $600,000 of financing to Continental to perform modification work on the aircraft including advanced avionics, interior furnishings and exterior paint. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203.

(2) The current lease agreement with Delta for the Partnership's 737-200 advanced aircraft was scheduled to expire in December 1994. However, in early May 1994, Delta exercised its option to extend the lease for a term of two years from the previous expiration date, with the remaining terms of the lease unchanged.



Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1994, the Partnership had all seven of its aircraft on lease. Two aircraft were on lease to USAir, Inc. ("USAir"), three aircraft were on lease to Trans World Airlines Inc. ("TWA"), one aircraft was on lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on lease to Continental Airlines ("Continental"). In early May 1994, Delta exercised its option to extend the lease for the Partnership's 737-200 advanced aircraft for a term of two years from the previous expiration date in December 1994, with the remaining terms of the lease unchanged. At June 30, 1994, all airlines were current on their lease obligations.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent.

The Partnership is faced with an increasingly competitive environment in the aircraft leasing industry which has had an immediate and material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended. The General Partners are currently attempting to negotiate lease extensions or renewals for the Partnership's three 727-200 aircraft on lease to TWA, the leases for which expire on October 31, 1994 (one aircraft) and November 30, 1994 (two aircraft). The General Partners anticipate that, even if the leases for these three aircraft are renewed or extended, it will result in a decline in the Partnership's cash flow. If efforts to negotiate a lease renewal or extension with TWA are unsuccessful, the General Partners believe it will be very difficult to re-lease the aircraft to another airline. In the event that efforts to re-lease the aircraft are ultimately unsuccessful, the General Partners will evaluate the potential sale of the aircraft.

At June 30, 1994, the Partnership had cash and cash equivalents of $1,439,752, as compared to $1,089,805 at December 31, 1993. The $349,947 increase in cash and cash equivalents is primarily attributable to the re-leasing of the Partnership's MD-80 Series aircraft with Continental commencing in March 1994. The Partnership's restricted cash totalled $1,782,453 at June 30, 1994, as compared to $3,048,884 at December 31, 1993. At June 30, 1994, the Partnership's restricted cash was comprised of aircraft maintenance reserves. At December 31, 1993, the Partnership's restricted cash was comprised of: (i) $2,968,884 of aircraft maintenance reserves; and (ii) an $80,000 security deposit from Carnival, which was subsequently returned to Carnival in February 1994, as a result of the termination of its lease. At December 31, 1993, a portion of the aircraft maintenance reserves are also reflected as a liability under "maintenance payable" and Carnival's security deposit is reflected as a liability under "security deposit." The $1,266,431 decrease in restricted cash from December 31, 1993 to June 30, 1994 is comprised of: (i) $750,000 paid to Continental in March 1994 in accordance with their new lease agreement; (ii) $121,000 paid to Carnival in February 1994 to reimburse their security deposit and a portion of maintenance costs incurred while leasing the Partnership's aircraft; (iii) $117,228 which was transferred from restricted to operating cash and included in the first quarter 1994 distribution; and (iv) $278,203 which was loaned to Continental on June 7, 1994 pursuant to the terms of the lease agreement discussed above.

On April 29, 1994, the Partnership paid a cash distribution to the Unitholders for the period from January 1, 1994 to March 31, 1994, in the amount of $1,263,007, which represents approximately $.26 per Unit. At June 30, 1994, the Partnership had a cash distribution payable of $1,289,752 or approximately $.26 per Unit. This amount reflects the 1994 second quarter cash flow from operations. This distribution was subsequently paid on July 29, 1994. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

At June 30, 1994, deferred revenue totalled $170,000 as compared to $150,000 at December 31, 1993. The increase is primarily attributable to the new lease agreement with Continental.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The majority of the balance of the Partnership's revenue consisted of interest income from short-term investments.

For the three months ended June 30, 1994, the Partnership reported a net loss of $67,838 as compared to a net loss of $359,493 for the corresponding period in 1993. The decrease in net loss is primarily attributable to the re-leasing of the Partnership's MD-80 Series aircraft to Continental airlines and due to a decrease in depreciation. For the six months ended June 30, 1994, the Partnership reported a net loss of $593,175 as compared to a net loss of $426,290 for the corresponding period in 1993. The increase in net loss is primarily attributable to lower rental income from the Partnership's operating leases.

Rental income for the three and six months ended June 30, 1994, was $1,395,000 and $2,340,000, respectively, as compared to $1,297,321 and $2,934,182, respectively, for the corresponding periods in 1993. The increase for the three month period is the result of Continental re-leasing the MD-80 Series aircraft. The decrease in the six month period is primarily the result of: (i) TWA paying lower rental rates pursuant to the airlines' amended lease agreements; and (ii) the expiration of the lease with Carnival in December 1993.

Interest income for the three months ended June 30, 1994, was $18,614 as compared to $35,791 for the corresponding period in 1993. The decrease is due to lower cash balances maintained by the Partnership during the first quarter of 1994 as compared to the same period in 1993. Interest income for the six months ended June 30, 1994 of $47,041 was virtually unchanged from $46,632 for the corresponding period in 1993. Other income for the six months ended June 30, 1994 of $13,228 was attributable to rent paid by McDonnell Douglas to test certain equipment on the MD-80 Series aircraft.

Depreciation for the three and six months ended June 30, 1994 was $1,306,119 and $2,612,238, respectively, as compared to $1,533,957 and $3,067,914, respectively, for the corresponding periods in 1993. The decrease is due to the write-down of the value of the Partnership's aircraft in December 1993.

Management fees for the three and six months ended June 30, 1994, were $116,238 and $200,769, respectively, as compared to $85,860 and $198,577, respectively, for the corresponding periods in 1993. Management fees are based on rental income and operating cash flow. The increases are primarily the result of the new lease agreement with Continental.

General and administrative expenses for the three and six months ended June 30, 1994, were $45,751 and $121,043, respectively, as compared to $49,363 and $109,157, respectively, for the corresponding periods in 1993. The increase for the six month period is primarily due to higher legal and postage fees.

Operating expenses for the three and six months ended June 30, 1994, were $13,344 and $59,394, respectively, as compared to $23,425 and $31,456, respectively, for the corresponding period in 1993. The decrease for the three month period is mainly due to the reduction of storage and maintenance costs incurred by the Partnership due to the re-leasing of the MD-80 Series aircraft in March 1994. The increase in operating expenses for the six month period is attributable to costs associated with re-leasing the MD-80 Series aircraft, and to expenses associated with the sale of the plane formerly on lease to Carnival.



PART II	OTHER INFORMATION


Items 1-4 Not applicable

Item 5    Other information.

          Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Jet Aircraft Leasing Inc. General Partner, is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits - None

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					JETSTREAM, L.P.

		              	BY:	JET AIRCRAFT LEASING INC.
					Administrative General Partner



Date:       August 12, 1994
                                        BY:       /s/ Moshe Braver
                                        Title:        Director and President



Date:       August 12, 1994
                                        BY:       /s/ Daniel M. Palmier
                                        Title:        Vice President and
                                                      Chief Financial Officer