Form 10-Q
period 1994-09-30
JETSTREAM LP
filed 1994-11-14
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1994


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


Balance Sheets


                                               September 30,   December 31,
Assets                                                 1994           1993

Aircraft, at cost                               $25,334,000    $25,684,000
Less-accumulated depreciation                    (3,918,357)          ----
                                                 21,415,643     25,684,000

Cash and cash equivalents                         1,373,065      1,089,805
Restricted cash                                   1,782,453      3,048,884
Rent receivable                                      20,000         20,000
Interest receivable                                     842          7,303
Prepaid expenses                                       ----         36,841
Loan receivable                                     256,023           ----

   Total Assets                                 $24,848,026    $29,886,833


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $   265,899    $   252,007
  Maintenance payable                                  ----        791,000
  Distribution payable                            1,223,065        939,805
  Deferred revenue                                  130,000        150,000
  Security deposit                                     ----         80,000

    Total Liabilities                             1,618,964      2,212,812

Partners' Capital (Deficit):
  General Partners                                 (745,720)      (701,271)
  Limited Partners (4,895,005 units outstanding) 23,974,782     28,375,292

    Total Partners' Capital                      23,229,062     27,674,021

    Total Liabilities and Partners' Capital     $24,848,026    $29,886,833


Statements of Operations

                          Three months ended              Nine months ended
                             September 30,                   September 30,
Income                    1994           1993            1994            1993

Rental              $1,395,000     $1,125,000      $3,735,000      $4,059,182
Interest                22,827         29,404          69,868          76,036
Other                     ----           ----          13,228            ----

  Total Income       1,417,827      1,154,404       3,818,096       4,135,218

Expenses

Depreciation and
   amortization      1,306,119      1,533,957       3,918,357       4,601,871
Management fees        126,180         72,195         326,949         270,772
General and
   administrative       49,488         56,328         170,531         165,485
Operating               12,000         59,136          71,394          90,592

  Total Expenses     1,493,787      1,721,616       4,487,231       5,128,720

    Net Loss        $  (75,960)    $ (567,212)     $ (669,135)     $ (993,502)

Net Loss Allocated:

To the General
  Partners            $   (759)     $  (5,672)      $  (6,691)      $  (9,935)
To the Limited
  Partners             (75,201)      (561,540)       (662,444)       (983,567)

                      $(75,960)     $(567,212)      $(669,135)      $(993,502)

Per limited
partnership unit
(4,895,005 outstanding) $(0.02)        $(0.11)         $(0.14)         $(0.20)


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1994

                                      Limited         General          Total
                                     Partners'       Partners'      Partners'
                                      Capital        (Deficit)       Capital

Balance at December 31, 1993      $28,375,292      $ (701,271)   $27,674,021
Net Loss                             (662,444)         (6,691)      (669,135)
Cash distributions                 (3,738,066)        (37,758)    (3,775,824)

Balance at September 30, 1994     $23,974,782      $ (745,720)   $23,229,062


Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                  1994              1993

Net loss                                        $  (669,135)      $  (993,502)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                   3,918,357         4,601,871
  Restricted Cash                                 1,266,431              ----
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                    ----            (5,000)
    Interest receivable                               6,461            (4,430)
    Prepaid expenses                                 36,841           (38,772)
    Accounts payable and accrued expenses            13,892          (101,279)
    Maintenance payable                            (791,000)             ----
    Deferred revenue                                (20,000)         (418,720)
    Security deposit                                (80,000)             ----

Net cash provided by operating activities         3,681,847         3,040,168

Cash Flows from Investing Activities:
  Loan receivable                                  (256,023)             ----
  Proceeds from sale of aircraft - net              350,000              ----

Net cash provided by investing activities            93,977              ----

Cash Flows from Financing Activities:
  Cash distributions                             (3,492,564)       (4,647,820)

Net cash used for financing activities           (3,492,564)       (4,647,820)


Net increase (decrease) in cash and
cash equivalents                                    283,260        (1,607,652)
Cash and cash equivalents at beginning of period  1,089,805         2,417,644

Cash and cash equivalents at end of period      $ 1,373,065       $   809,992



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

(3) The current lease agreements with TWA were scheduled to expire October
31, 1994 (one aircraft) and November 30, 1994 (two aircraft). TWA has agreed to extend the leases on two of the aircraft to April 30, 1995. Thereafter, TWA may continue to lease the two aircraft on a month to month basis. Pursuant to the lease extension agreement, the rental rates have been reduced to $32,500 per month per aircraft paid in advance. The third aircraft will be returned to the partnership soon after its lease expiration date of November 30, 1994.


Part I, Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of September 30, 1994, the Partnership had all seven of its aircraft on lease. Two aircraft were on lease to USAir, Inc. ("USAir"), three aircraft were on lease to Trans World Airlines Inc. ("TWA"), one aircraft was on lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on lease to Continental Airlines ("Continental"). At September 30, 1994, all airlines were current on their lease obligations.

The current lease agreements with TWA were scheduled to expire October 31, 1994 (one aircraft) and November 30, 1994 (two aircraft). TWA has agreed to extend the leases on two of the aircraft to April 30, 1995. Thereafter, TWA may continue to lease the two aircraft on a month to month basis. Pursuant to the lease extension agreement, the rental rates have been reduced from $40,000 per month per aircraft to $32,500 per month per aircraft paid in advance. The third aircraft will be returned to the Partnership soon after its lease expiration date of November 30, 1994. The General Partners are currently exploring the potential of leasing the aircraft to another airline. In the event that such efforts are unsuccessful, the General Partners will pursue a sale of the aircraft.

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

The Partnership currently has two 737-200 aircraft on-lease with USAir at a quarterly lease rate of $105,000 per aircraft. The General Partners anticipate that USAir will exercise its option under the current lease agreements to terminate the leases for both aircraft on May 1, 1995 and return the aircraft to the Partnership soon thereafter. While the General Partners will attempt to find a replacement lessee for the aircraft, there can be no assurance that such efforts will be successful

The Partnership is faced with a competitive and weakened environment in the aircraft leasing industry which has had an immediate and material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

At September 30, 1994, the Partnership had cash and cash equivalents of $1,373,065, as compared to $1,089,805 at December 31, 1993. The $283,260 increase in cash and cash equivalents is attributable to the proceeds from the sale in February 1994 of the aircraft formerly on lease with Carnival. The Partnership's restricted cash totalled $1,782,453 at September 30, 1994, as compared to $3,048,884 at December 31, 1993. The $1,266,431 decrease is comprised of: (i) $750,000 paid to Continental in February 1994 in accordance with their new lease agreement; (ii) $121,000 paid to Carnival in February 1994 to reimburse their security deposit and a portion of maintenance costs incurred while leasing the Partnership's aircraft; (iii) $117,228 which was transferred from restricted to operating cash and included in the first quarter 1994 distribution; and (iv) $278,203 which was loaned to Continental on June 7, 1994. At September 30, 1994, the Partnership's restricted cash was comprised of aircraft maintenance reserves. At December 31, 1993, the Partnership's restricted cash was comprised of: (i) $2,968,884 of aircraft maintenance reserves; and (ii) an $80,000 security deposit from Carnival, which was subsequently returned to Carnival in February 1994, as a result of the termination of its lease. At December 31, 1993, a portion of the aircraft maintenance reserves are also reflected as a liability under "maintenance payable" and Carnival's security deposit is reflected as a liability under "security deposit."

On July 29, 1994, the Partnership paid distributions to the Unitholders for the period April 1, 1994 to June 30, 1994, in the amount of $1,289,752 or approximately $.26 per Unit. At September 30, 1994, the Partnership had a distribution payable to Unitholders of $1,223,065 or approximately $.25 per unit. This amount reflects the 1994 third quarter cash flow from operations. This distribution was subsequently paid on November 2, 1994. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

At September 30, 1994, deferred revenue totalled $130,000 as compared to $150,000 at December 31, 1993. The decrease is attributable to the timing of lease payments made to the Partnership by TWA on the lease which was originally scheduled to expire on October 31, 1994.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three and nine months ended September 30, 1994, the Partnership reported a net loss of $75,960 and $669,135, respectively, as compared to a net loss of $567,212 and $993,502, respectively, for the corresponding periods in 1993. The decreases in the Partnership's net loss position are primarily attributable to the re-leasing of the Partnership's MD-80 Series aircraft to Continental airlines and a decrease in depreciation and amortization.

Rental income for the three and nine months ended September 30, 1994, was $1,395,000 and $3,735,000, respectively, as compared to $1,125,000 and
$4,059,182, respectively, for the corresponding periods in 1993. The increase for the three month period is the result of Continental re-leasing the MD-80 Series aircraft. The decrease in the nine month period is primarily the result of: (i) TWA paying lower rental rates pursuant to the airlines' amended lease agreements in 1993; and (ii) the expiration of the lease with Carnival in December 1993.

Interest income for the three and nine months ended September 30, 1994, was $22,827 and $69,868, respectively, as compared to $29,404 and $76,036, respectively, for the corresponding periods in 1993. The decreases are due to lower cash balances maintained by the Partnership during the first nine months of 1994 as compared to the same period in 1993. The decreases are partially offset by the interest income earned on the financing provided to Continental.

Other income for the nine months ended September 30, 1994, was $13,228. While the Partnership's MD-80 Series aircraft was in storage, McDonnell Douglas rented the aircraft to test certain equipment.

Depreciation and amortization for the three and nine months ended September 30, 1994 was $1,306,119 and $3,918,357, respectively, as compared to $1,533,957 and
$4,601,871, respectively, for the corresponding periods in 1993. The decreases are due to the write-down of the value of the Partnership's aircraft in December 1993.

Management fees for the three and nine months ended September 30, 1994, were $126,180 and $326,949, respectively, as compared to $72,195 and $270,772, respectively, for the corresponding periods in 1993. Management fees are based on rental income and operating cash flow. The increases are primarily the result of the recent lease agreement with Continental.

General and administrative expenses for the three and nine months ended September 30, 1994, were $49,488 and $170,531, respectively, as compared to $56,328 and $165,485, respectively, for the corresponding periods in 1993. The decrease for the three month period is mainly due to a decrease in transfer agent fees. The increase for the nine month period is primarily due to higher postage fees.

Operating expenses for the three and nine months ended September 30, 1994, were $12,000 and $71,394, respectively, as compared to $59,136 and $90,592, respectively, for the corresponding period in 1993. The decreases are mainly due to the reduction of costs associated with the idle status of the Partnership's MD-80 Series aircraft as it was re-leased in March 1994.



PART II	OTHER INFORMATION


Items 1-5  Not applicable

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits - None

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					JETSTREAM, L.P.

		              	BY:	JET AIRCRAFT LEASING INC.
					Administrative General Partner



Date:   November 14, 1994         BY:         /s/ Moshe Braver
                                Name:             Moshe Braver
                               Title:             Director and President



Date:   November 14, 1994         BY:         /s/ Daniel M. Palmier
                                Name:             Daniel M. Palmier
                               Title:             Vice President and
                                                  Chief Financial Officer