Form 10-K
JETSTREAM LP
filed 1995-03-30
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1994 or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the transition period from to

                        Commission file number:  0-16836


                                JETSTREAM, L.P.
              Exact name of registrant as specified in its charter


Delaware                                      84-1053359
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York      10285
Address of principal executive offices                        Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

	LIMITED PARTNERSHIP DEPOSITORY UNITS (the "Units")
	LIMITED PARTNERSHIP INTERESTS (underlying the Units)
	Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable


DOCUMENTS INCORPORATED BY REFERENCE:
Prospectus of the registrant dated September 10, 1987, as filed pursuant to rule 424(c) of the Securities Act of 1933, as amended (Portions of Parts I, II, III and IV).

Annual Report to Unitholders for the year ended December 31, 1994 (Portions of Parts I, II, III & IV).

PART I

Item 1.  Business.
General Development of Business
JetStream, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on April 16, 1987. The general partners of the Partnership (the "General Partners") are CIS Aircraft Partners, Inc., the Managing General Partner ("CAP"), a Delaware corporation that is an affiliate of Continental Information Systems Corporation, and Jet Aircraft Leasing, Inc., the Administrative General Partner, a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman") (See Item 10).

Although the Partnership was organized on April 16, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to October 28, 1987, at which time the Partnership commenced operations. During the period between October 29, 1987 and November 4, 1987, the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). For a description of the investments in the Aircraft, please refer to the "Portfolio Review" section on page 3 and Note 4 to the Financial Statements on pages 8 - 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14 and incorporated herein by reference.

On September 10, 1987, the Partnership commenced an offering (the "Offering") on a "best efforts basis" of $97,900,000 of limited partnership depositary units ("Units"). The closing of the offering occurred on October 28, 1987, with a total of 4,895,005 Units being sold at a price of $20.00 per Unit, for a total of approximately $97,900,000 of Units. The net proceeds of the offering after payment of offering and organization costs and acquisition fees aggregated $85,747,510.

Narrative Description of Business
The Partnership is engaged in the business of managing a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers. The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2027. The Partnership may reinvest the proceeds of sales of Aircraft occurring prior to October 28, 1998; thereafter, the net proceeds of sales of Aircraft will be distributed to the partners, after deductions of amounts necessary for working capital and certain reserves.

The Partnership's investment objectives are to:

        (1) generate quarterly cash distributions to holders of Units (the "Unitholders"), substantially tax-sheltered during the initial years of the Partnership's operations, initially at a rate of approximately 12%, subject to conditions stated in the prospectus pursuant to which the Units were offered and sold (the "Prospectus"), dated September 10, 1987;

	(2)	preserve and protect the value of the Partnership's assets.

The following table describes the Partnership's portfolio of aircraft as of December 31, 1994. This table provides certain operational statistics and estimated market values for the aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to future changes in a variety of factors, including, but not limited to, the Aircrafts' usage, age and lease rate, the credit worthiness of the lessee, government noise regulation and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to the "Portfolio Review" section on page 3 and Note 4 to the Financial Statements on pages 8 - 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, for a discussion of the lease terms for each aircraft. Reference is also made to page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, for an overview of the aircraft leasing industry.

                                                          Estimated                                       Cumulative    Cumulative
Aircraft Model                  Acquisition  Net Book     Market        Lease             Noise           Flight        Flight
Year Delivered  Lessee          Cost(1)      Value(2)     Value(3)      Expiration(4)     Compliance      Cycles(5)     Hours (5)
MD-80 Series    Continental     $27,396,997  $12,658,564  $17,500,000   3/15/98           Stage 3         12,060        23,790
1986

B-737-200       USAir           $ 7,601,999  $   833,336  $   700,000   5/01/95           Stage 2         65,680        56,660
  1971

B-737-200       USAir           $ 7,601,999  $   833,336  $   700,000   5/01/95           Stage 2         65,350        57,030
  1971

B-737-200 ADV   Delta           $15,222,609  $ 4,229,792  $ 4,500,000   12/2/96           Stage 2         31,000        48,100
  1979

B-727-200       N/A(6)          $ 5,448,499  $   523,500  $   500,000   N/A               Stage 2         43,380        63,600
  1969

B-727-200       TWA             $ 5,448,499  $   523,500  $   500,000   4/30/95           Stage 2         43,000        63,510
  1969

B-727-200       TWA             $ 5,448,499  $   507,496  $   500,000   4/30/95           Stage 2         42,760        62,500
  1969

TOTALS                          $74,169,101  $20,109,524  $24,900,000

_________________
NOTES:

(1)	Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2)	At December 31, 1994, the total net book value includes a $18,266,022 decrease from the net book value at December 31, 1992, primarily as a result of the General Partners' decision to write down such value.
It is the General Partners' belief that the highly competitive and weakened conditions in the airline industry have had a significant and negative impact on the aircraft leasing industry and on the residual value of the Partnership's fleet of Aircraft. It is also the General Partners' belief that the total value has declined substantially.

(3)	Estimated market values for the Aircraft are based upon several factors including independent appraisals, third party publications, the General Partners' own experience and the unique circumstances regarding the equipment and the lessees. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market shown above upon the sale of any of the Aircraft.

(4)	Lease expiration dates do not include renewal options.

(5)	As of February 2, 1995.

(6)	Trans World Airlines returned this aircraft to the Partnership subsequent to its lease expiration on November 30, 1994.

Aging Aircraft Maintenance - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, has adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hou r and chronological age thresholds. Five of the Partnership's seven Aircraft are subject to AD's mandating structural modification, specifically the three B-727 aircraft, two of which are currently leased to TWA, and the two B-737 aircraft leased to USAir. AD's presently applicable to the Boeing aircraft owned by the Partnership require extensive repetitive inspections of such aircraft. There can be no assurance that such inspections will not lead to mandatory structural modifications similar to those noted above.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with FAA approved maintenance programs during the lease term. At the end of the leases, each lessee is required to return the aircraft in airworthy condition, including compliance with all AD's for which action is mandated by the FAA during the lease term. Thus, certain of the modifications required by the new AD's may not be effected by the Partnership's lessees prior to the expiration of the current leases since, in many cases, the relevant AD will not require action before the expiration of the lease term.

In negotiating future leases or in selling aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The ultimate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the status of availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's aircraft effect such modifications under the terms of the current or future operating leases.

Aircraft Noise - Beginning in 1985, the FAA and various airport industry task forces released reports suggesting various alternatives for reducing the number of Stage 2 aircraft operating in the United States, including a proposed requirement to bring all aircraft operating in the United States into compliance with Stage 3 requirements in the 1990s or shortly thereafter. The FAA has categorized aircraft types according to engine noise decibel levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and will be the future standard of all aircraft. Only one of the aircraft owned by the Partnership is Stage 3, the remainder are Stage 2 aircraft.

Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act") which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers would be limited to 75% of 1990 base levels by the end of 1994, 50% of 1990 base levels by the end of 1996, and 25% of 1990 base levels by the end of 1998. The Regulations would allow the issuance of transferable Stage 2 operating rights that expire in increments over the life of the phase-out period. These transferable rights would allow an operator that at any time reduced its Stage 2 fleet below that required by the phase-out schedule to transfer the "unused" base level to another operator.

Several modification programs to hush-kit or re-engine an aircraft to meet Stage 3 requirements have been announced, including programs for the B-727 and the B-737 series. Hush-kitting is a procedure for retrofitting existing engines to comply with Stage 3 requirements. Re-engining is the replacement of existing engines with technologically-advanced engines complying with Stage 3 requirements. The decision whether to hush-kit or re-engine an aircraft will depend upon a variety of factors, including, without limitation, the differential effects of the two approaches on the operating costs of the aircraft, the relative costs and feasibility of the two approaches and the General Partners' assessment of the remaining useful life and fair market value of the aircraft. Where available, hush-kits currently cost up to $3.0 million per aircraft while the costs of re-engining programs are significantly higher. No assurances are possible in respect of the actual cost which the Partnership wo uld be required to pay in order to effect a hush-kit or re-engining modification as now available or as may be developed in the future. The General Partners will continue to evaluate the potential benefits of hush-kitting or re-engining some or all of the Partnership's Stage 2 aircraft.

In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of reducing the ability of an airline to operate Stage 2 aircraft in such jurisdictions. In 1989, the European Economic Community adopted a non-addition rule which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring eventual phase-out of Stage 2 aircraft in the member countries is anticipated. The Partnership does not currently have any aircraft on lease to airlines outside the United States. The effect of these regulations on the ability of the Partnership to re-lease or remarket its aircraft in the future is not determinable at this time.

Competition
The aircraft leasing industry is highly competitive and the success of any lessor is largely dependent upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

Since the Partnership's aircraft are subject to operating leases, the Partnership will be required to re-lease or sell such aircraft after the expiration of the current lease terms. Conditions in the market for commercial aircraft have remained intensely competitive in recent years as the number of Stage 2, narrow-body commercial aircraft which are being offered for sale or re-lease has remained in excess of demand.

Within this intensely competitive environment, the General Partners' ability to renew leases or to sell the aircraft owned by the Partnership is dependent upon, among other factors: (a) general economic conditions and economic conditions affecting the airline industry in particular; (b) the current operating profile of the aircraft, encompassing the age of the aircraft and the number of hours and cycles flown and compliance with all issued AD's as well as the general maintenance conditions of the aircraft; (c) the current fleet plans of the major end-users of the aircraft type; (d) any costs required to refurbish aircraft and to reconfigure aircraft to comply with all issued AD's and to conform with similar aircraft within a potential lessee's fleet; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; (f) the availability to the lessee or potential lessee of other similar aircraft from the Partnership's competition; and (g) the ability of the Managing Ge neral Partner to effectively market the aircraft. It is possible that any future lease renewals might be at lower lease rates than the Partnership currently receives, adversely impacting revenue.

Employees
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 6 to the Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, for a discussion of the fees and reimbursable expenses paid to the General Partners.


Item 2.  Properties
Incorporated by reference to the "Portfolio Review" section on page 3 and Note 4 to the Financial Statements on pages 8 - 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 3.  Legal Proceedings
The Partnership filed an administrative claim against Pan American World Airways, Inc. ("Pan Am") in the Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership is seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. Given the status of Pan Am's estate, the General Partners are doubtful that the Partnership will obtain a significant recovery.


Item 4.   Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.

        PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holders Matters
The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1994, the number of Unitholders was approximately 7,353.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the "Table of Contents" page and the Message to Investors and Note 5 of the Notes to Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 6.  Selected Financial Data
Incorporated by reference to the "Financial Results" section on page 2 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources
As of December 31, 1994, the Partnership had six of its seven aircraft on lease. Two aircraft were on lease to USAir, Inc. ("USAir"), two aircraft were on lease to Trans World Airlines Inc. ("TWA"), one aircraft was on lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on lease to Continental Airlines ("Continental"). The Partnership's remaining aircraft, previously on lease with TWA, is currently in storage. At December 31, 1994, all airlines were current on their lease obligations.

The General Partners reached an agreement with TWA to extend the leases for two of the Partnership's three 727-200 aircraft, which were previously scheduled to expire in October and November 1994. Both leases were extended at a monthly lease rate of $32,500 per aircraft and will expire in April 1995, with TWA retaining the option of leasing the aircraft thereafter on a month to month basis. While the new lease rate represents a decrease from the prior monthly rate of $40,000, it is in line with prevailing market rates. TWA returned the third aircraft to the Partnership subsequent to its lease expiration on November 30, 1994. The General Partners are pursuing efforts to re-lease the aircraft with another airline. However, in light of the continued difficulties in the aircraft leasing industry and limited leasing opportunities for Stage 2 aircraft, there can be no assurance that such efforts will be successful. In the event that efforts to re-lease the aircraft are unsuccessful, th e General Partners will pursue other alternatives including the possible sale of the aircraft.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of December 31, 1994, Continental had made principal payments on the loan totalling $38,209.

The Partnership currently has two 737-200 aircraft on-lease with USAir at a quarterly lease rate of $105,000 per aircraft. USAir has notified the Partnership that it will exercise its option under the current lease agreements to terminate the leases for both aircraft on May 1, 1995 and return the aircraft to the Partnership soon thereafter. While the General Partners will attempt to find a replacement lessee for the aircraft, there can be no assurance that such efforts will be successful.

The Partnership is faced with an intensely competitive environment in the aircraft leasing industry which has had an immediate and material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

At December 31, 1994, the Partnership had cash and cash equivalents of $2,785,283, as compared to $1,089,805 at December 31, 1993. The $1,695,478 increase in cash and cash equivalents is attributable to the proceeds from the sale of the aircraft, formerly on lease with Carnival Airlines ("Carnival"), in February 1994, and the transfer of $1,460,656 from restricted cash to operating cash in the fourth quarter of 1994. The Partnership's restricted cash totalled $321,797 at December 31, 1994, as compared to $3,048,884 at December 31, 1993.
The $2,727,087 decrease is due to: (i) $750,000 paid to Continental in February 1994 in accordance with their new lease agreement; (ii) $121,000 paid to Carnival in February 1994 to reimburse their security deposit and a portion of maintenance costs incurred while leasing the Partnership's aircraft; (iii) $117,228 which was transferred from restricted to operating cash and included in the first quarter 1994 distribution; (iv) $278,203 loaned to Continental on June 7, 1994; and (v) $1,460,656 which was transferred from restricted cash to operating cash in the fourth quarter of 1994. At December 31, 1994, the Partnership's restricted cash was comprised of aircraft maintenance reserves. At December 31, 1993, the Partnership's restricted cash was comprised of: (i) $2,968,884 of aircraft maintenance reserves; and (ii) an $80,000 security deposit from Carnival, which was subsequently returned to Carnival in February 1994, as a result of the termination of its lease.

The aforementioned payment of $750,000 to Continental in February 1994 is the primary reason for the decrease in the Partnership's maintenance payable balance from $791,000 at December 31, 1993 to $0 at December 31, 1994.

During the year ended December 31, 1994, the Partnership paid distributions to the Unitholders for the period from October 1, 1993 to December 31, 1993 and the first three quarters of 1994, in the amounts of $939,805 and $3,775,824, respectively, which represent approximately $.19 and approximately $.76 per Unit, respectively. At December 31, 1994, the Partnership had a distribution payable of $1,174,627 or approximately $.24 per Unit. This amount reflects the 1994 fourth quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on February 2, 1995. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

At December 31, 1994, deferred revenue totalled $90,000 as compared to $150,000 at December 31, 1993. The decrease is primarily attributable to the expiration of the lease agreement with TWA on November 30, 1994 for one of the Partnership's 727-200 aircraft, and to the change in the timing of the TWA lease rental payments on the remaining two aircraft in accordance with the amended lease agreements. The decrease was partially offset by the timing of the Continental rental payments in accordance with the new lease agreement.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

1994 compared to 1993
For the twelve months ended December 31, 1994, the Partnership reported a net loss of $783,993 as compared to a net loss of $17,876,870 for the corresponding period in 1993. The decrease in net loss is primarily attributable to the write-down of the net book values of the Partnership's aircraft in December 1993. Excluding the writedown, the Partnership would have realized net income of $389,152 for the year ended December 31, 1993.

Rental income for the twelve months ended December 31, 1994, was $5,067,500 as compared to $4,979,382, respectively, for the corresponding period in 1993.
The increase is due to the new lease agreement with Continental which became effective on March 15, 1994, partially offset by a reduction in income resulting from the new lease agreement with TWA and the absence of revenue from the aircraft formerly leased to Carnival that was sold in February 1994.

Interest income for the twelve months ended December 31, 1994 totalled $112,523 as compared to $104,832 for the corresponding period in 1993. The increase is mainly attributable to an increase in interest rates on the Partnership's cash accounts, and interest income recorded on the loan to Continental.

Other income for the twelve months ended December 31, 1994 was $13,228 as compared to $2,177,884 for the corresponding period in 1993. Upon the expiration of the previous lease with Continental in April 1993, $2,060,656 remaining in the maintenance reserve previously established to provide funding for maintenance on the Partnership's MD-80 Series aircraft was retained by the Partnership in accordance with the terms of the lease agreement and recognized as other income.

Depreciation expense totalled $5,224,476 for the twelve months ended December 31, 1994 as compared to $6,135,828 for the corresponding period in 1993. The decrease is primarily attributable to the write-down of the net book values of the Partnership's aircraft in December 1993.

Management fees for the twelve months ended December 31, 1994, were $448,305 as compared to $360,017 for the corresponding period in 1993. Management fees are based on rental income and operating cash flow. The increase is attributable to higher rental income during 1994 as a result of the new lease agreement with Continental.

For the twelve months ended December 31, 1994, operating expenses were $71,789 as compared to $170,071 for the corresponding period in 1993. Operating expenses were higher in 1993 primarily as a result of storage, maintenance and insurance costs incurred as a result of the idle status of the Partnership's MD-80 Series aircraft.

1993 compared to 1992
For the twelve months ended December 31, 1993, the Partnership reported a net loss of $17,876,870 as compared to net income of $672,078 for the corresponding period in 1992. The decrease is primarily attributable to the write-down of the net book values of the Partnership's aircraft in December 1993 and, to a lesser extent, lower rental income from the Partnership's operating leases. Excluding the write-down, the Partnership would have recorded net income of $389,152 for the year ended December 31, 1993. The write-down is also the primary reason for the $17,957,472 increase in total expenses to $25,138,968 at December 31, 1993 from $7,181,496 at December 31, 1992.

After adding back non-cash expenses, including depreciation and the write-down of the total carrying value of the Partnership's aircraft in 1993, Partnership operations generated net cash flow of $3,979,973 and $6,516,611 for the years ended December 31, 1993 and 1992, respectively.

Rental income for the twelve months ended December 31, 1993, was $4,979,382 as compared to $7,696,005 for the corresponding period in 1992. The decreases are primarily the result of: (i) Delta, TWA and USAir paying lower rental rates pursuant to the airlines' amended lease agreements; and (ii) the expiration of the previous lease with Continental on April 28, 1993.

Interest income for the twelve months ended December 31, 1993 of $104,832 was virtually unchanged from $105,069 for the corresponding period in 1992.

Other income for the twelve months ended December 31, 1993, was $2,177,884 as compared to $52,500 for the corresponding period in 1992. The increase is primarily attributable to the expiration of the previous lease with Continental in April 1993. In accordance with the terms of the lease agreement, upon the expiration of the lease, $2,060,656 remaining in the maintenance reserve previously established to provide funding for maintenance on the Partnership's MD-80 Series aircraft were retained by the Partnership and recognized as other income in 1993.

Depreciation of $6,135,828 for the twelve months ended December 31, 1993, was virtually unchanged from $6,161,965, for the corresponding period in 1992

Management fees for the twelve months ended December 31, 1993, were $360,017 as compared to $444,211 for the corresponding period in 1992. Management fees are based on rental income and operating cash flow. The decreases are primarily the result of lower rental income due to the amended lease agreement with Delta, TWA and USAir and the expiration of the lease with Continental. Partially off-setting the decreases, effective April 28, 1992, the incentive management fee rate paid to the Managing General Partner increased to 4.5% of operating cash flow from 1.5% of operating cash flow, and a re-lease fee of 3.5% of revenue generated by renewed leases is paid to the General Partners, in accordance with the Partnership Agreement.

General and administrative expenses for the twelve months ended December 31, 1993, were $207,030 as compared to $503,493 for the corresponding period in 1992. The decreases are primarily due to lower legal expenses. Substantial legal fees were incurred during 1992 in connection with the Continental and TWA bankruptcies and litigation with Continental regarding whether certain repairs were reimbursable from the Maintenance Reserves.

For the twelve months ended December 31, 1993, operating expenses were $170,071 as compared to $71,827 for the corresponding period in 1992. During 1993, the Partnership incurred substantial costs for storage, maintenance and insurance for the MD-80 Series aircraft put in storage in May 1993.

Inflation and Changes in Prices
Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1994. However, inflation and changing prices in addition to other factors, such as the solvency of the Partnership's lessees, may affect leasing rates and the eventual selling price of the Aircraft.


Item 8.  Financial Statements and Supplementary Data
Incorporated by reference to pages 4 through 12 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


	PART III

Item 10.  Directors and Executive Officers of the Partnership
The Partnership has no officers or directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners are as follows:

        Jet Aircraft Leasing Inc.

        Name            Office
	Moshe Braver	Director and President
	John Stanley	Vice President and Chief Financial Officer
	Andrew Falk	Vice President

Certain officers and directors of Jet Aircraft Leasing, Inc. are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from the loss through foreclosure.

Moshe Braver, 41, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

John D. Stanley, 32, Vice President, has worked with the Diversified Asset Group since October 1988. Mr. Stanley received a B.A. in Economics from the University of Wisconsin-Madison in 1984 and a Master of Management Degree in Finance and Marketing from Northwestern University in 1988. From 1984 to 1986, Mr. Stanley worked as a Financial Analyst for Kidder, Peabody and Co.

Andrew Falk, 28, is an Assistant Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has been employed by Lehman since March of 1991. From July of 1989, Mr. Falk was employed by GA/Partners, the real estate consulting and advisory unit of Arthur Andersen & Company, as a Research Analyst. Mr. Falk earned a Master of Science degree in Real Estate Investment from New York University in 1993 and a B.A. degree in Economics from Duke University in 1989.

CIS Aircraft Partners, Inc.

        Name                    Office
	Thomas J. Prinzing	Director and President
	Frank J. Corcoran	Director, Vice President and Treasurer
	Daniel L. Wieneke	Director, Vice President and Secretary
	Robin A. Konicek	Vice President

As reported on the Partnership's Current Report on Form 8-K, dated February 28, 1989, on Friday, January 13, 1989, Continental Information Systems Corporation, and certain of its subsidiaries, including CIS Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. As described below, various directors and executive officers of CAP hold similar positions for Continental Information Systems Corporation, CIS Corporation and such subsidiaries.

On November 29, 1994, the Bankruptcy Court for the Southern District of New York confirmed the Trustee's Proposed Joint Plan of Reorganization. The approved Plan became effective on December 21, 1994. As a result of the reorganization, the Directors and Officers of CAP resigned from and took on various directorships for Continental Information Systems Corporation, CIS Corporation, and their subsidiaries.

Thomas J. Prinzing, 49, is President of CIS Aircraft Partners, Inc. From 1989 to 1991, Mr. Prinzing was Senior Vice President of the CIS Capital Equipment Group. Mr. Prinzing was Chief Financial Officer of Continental Information Systems Corporation from November 1984 until January 1989. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Frank J. Corcoran, 44, joined CIS Corporation in November 1994 as Senior Vice President and Chief Financial Officer. From 1992 until joining CIS Corporation, Mr. Corcoran was Vice President and General Manager of Unisys Finance Corporation, an equipment leasing and finance subsidiary of Unisys Corporation. Previously, he served as Chief Financial Officer and Controller of Unisys Finance Corporation. Prior to that, Mr. Corcoran held positions of Corporate Tax Manager at Unisys Corporation; Controller, U.S. Operations of Lucas Industries, Inc.; Financial Analyst with Detroit Edison Company; and a Senior Accountant with KPMG Peat Marwick. Mr. Corcoran holds a B.S. in Business Administration from Wayne State University, an M.S. in Taxation from Walsh College, and is a Certified Public Accountant.

Daniel L. Wieneke, 49, is Senior Vice President, General Counsel and Secretary of CIS Corporation. He has been employed at CIS Corporation since January 1992 and prior to that was Senior Vice President, General Counsel and Secretary of MetLife Capital Credit Corporation. Mr. Wieneke received a B.A. Degree from St. Mary's College and his Juris Doctor from William Mitchell College of Law.

Robin A. Konicek, 38, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


Item 11.  Executive Compensation
No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

(b) Security ownership of management The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CIS), owns 5 Units.

        None of the directors or officers of the General Partners owned any Units as of December 31, 1994.

(c) Changes in control Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions.
The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. The Shareholder Services Group provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. For additional information on fees paid to the General Partners and affiliates, refer to Note 6 of the Notes to the Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 	1.	Financial Statements:
                                                                Page
                                                                Number

        Balance Sheets - December 31, 1994 and 1993             (1)

        Statements of Operations - For the years ended
        December 31, 1994, 1993 and 1992                        (1)

        Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1994, 1993 and 1992    (1)

        Statements of Cash Flows - For the years ended
        December 31, 1994, 1993 and 1992                        (1)

        Notes to Financial Statements                           (1)

        Report of Independent Public Accountants                (1)


        (1) Incorporated by reference to pages 4 - 12 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

	2.	Financial Statement Schedules
                No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

	3.	Exhibits

                (3) Articles of Incorporation and bylaws (Incorporated by reference to the Partnership's Prospectus filed with the Commission on April 17, 1987.)

                (4)     Depositary Agreement (Incorporated by reference to
                Exhibit 4.5 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

                (10)    Escrow Agreement (Incorporated by reference to Exhibit
                10.12 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

                (13.1) Annual Report to Unitholders for the year ended December 31, 1994.

(b) The Partnership filed no current reports on Form 8-K during the last quarter of the period covered on this Report.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                JETSTREAM, L.P.

                                BY:             Jet Aircraft Leasing Inc.
                                                Administrative General Partner


Date: March 28, 1995            BY:             /s/ Moshe Braver
                                Name:           Moshe Braver
                                Title:          Director and President




                                BY:             CIS Aircraft Partners, Inc.
                                                Managing General Partner


Date: March 28, 1995            BY:             /s/ Thomas J. Prinzing
                                Name:           Thomas J. Prinzing
                                Title:          Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                CIS AIRCRAFT PARTNERS, INC.
                                                A General Partner


Date: March 28, 1995
                                BY:             /s/ Thomas J. Prinzing
                                                Thomas J. Prinzing
                                                Director and President





Date: March 28, 1995
                                BY:             /s/ Frank J. Corcoran
                                                Frank J. Corcoran
                                                Director, Vice President
                                                and Treasurer





Date: March 28, 1995
                                BY:             /s/ Daniel L. Wieneke
                                                Daniel L. Wieneke
                                                Director, Vice President
                                                and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                JET AIRCRAFT LEASING INC.
                                                A General Partner




Date: March 28, 1995
                                BY:             /s/ Moshe Braver
                                                Moshe Braver
                                                Director and President


Date: March 28, 1995
                                BY:             /s/ John Stanley
                                                John Stanley
                                                Vice President and
                                                Chief Financial Officer


Date: March 28, 1995
                                BY:             /s/ Andrew Falk
                                                Andrew Falk
                                                Vice President




                                JetStream, L.P.
                                  EXHIBIT 13.1














        JetStream L.P. 1994 Annual Report

        JetStream, L.P. commenced operations in 1987, and was formed to acquire used commercial aircraft subject to triple net operating leases with commercial aircraft carriers. Since inception, limited partners have received cash distributions totalling approximately $13.48 per $20.00 limited partnership unit ("Unit"). The following table provides the quarterly cash distributions per Unit paid by the Partnership for the years ended December 31, 1994 and 1993.

        Quarter Declared                1994            1993

        1st Quarter                     $ .255          $ .300
        2nd Quarter                       .261            .290
        3rd Quarter                       .247            .133
        4th Quarter                       .237            .190

       TOTAL                            $ 1.00          $ .913


        Administrative Inquiries        Performance Inquiries/Form 10-Ks
        Address Changes/Transfers       The Shareholder Services Group
        Service Data Corporation        P.O. Box 157
        2424 South 130th Circle         Boston, Massachusetts 02104-1527
        Omaha, Nebraska 68144           Attn:  Chris Irrera -
                                        Financial Communications
        (800) 223-3464                  (800) 223-3464














	   Contents

	1	Message to Investors
	3	Portfolio Review
	4	Financial Statements
	7	Notes to Financial Statements
        12      Report of Independent Public Accountants

Message to Investors

Presented for your review is the 1994 Annual Report for JetStream, L.P. (the "Partnership"). In this report, we provide a discussion of conditions in the airline industry and an update on the leasing status of the Partnership's aircraft.

Industry Overview
Intense competition continued to dominate the U.S. airline industry during 1994. Ongoing fare wars and increased operating and maintenance costs inhibited any significant improvement in overall operating results for the industry which, despite showing some improvement from 1993, remained weak. The competitive environment and years of heavy losses have forced the major U.S. airlines to implement cost-cutting measures, including employee layoffs and the elimination of unprofitable routes, in an effort to improve cash flow, restore profitability and compete more effectively against low-cost, short-haul air carriers. While many industry analysts believe that conditions in the U.S. airline industry will improve gradually in the coming year as a result of the airlines' efforts to streamline operations, the level of improvement is expected to be modest. Additionally, efforts to increase passenger traffic, which was up approximately 3% in 1994 as compared to 1993, could be hindered by conc erns over flight safety and aircraft maintenance as well as the advent of new communications technologies, such as video conferencing, which have reduced the need for many business travelers to fly.

The leasing market for Stage 2 aircraft, such as the Partnership's, has also been severely impaired in recent years by the 1991 implementation of noise compliance regulations developed in accordance with the Airport Noise and Capacity Act of 1990. These regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers would be limited to 75% of 1990 base levels by the end of 1994, 50% of 1990 base levels by the end of 1996, and 25% of 1990 base levels by the end of 1998. Furthermore, opportunities for leasing Stage 2 aircraft abroad are limited primarily due to the age of the existing fleet and non-compliance with noise regulations. For example, Stage 2 aircraft are precluded from operating in many European countries which have implemented stringent Stage 3 noise regulations.

These conditions, combined with the recent trend of decreasing capacity in the domestic commercial aircraft fleet and the lingering oversupply of aircraft available for lease, have had a substantial and long lasting impact on the aircraft leasing industry and on residual aircraft values. These factors have also led to declines in market lease rates for aircraft in recent years, particularly older narrow-body Stage 2 models.

Portfolio Update
As we have discussed in recent reports, leases for four of the Partnership's six aircraft currently on-lease are scheduled to expire during the second quarter of 1995. Specifically, USAir has notified the Partnership that it will exercise its option under the current lease agreements to terminate the leases for both of the Partnership's 737-200 aircraft in May 1995. USAir currently makes quarterly lease payments to the Partnership in the amount of $105,000 per aircraft. In addition, the leases with Trans World Airlines ("TWA") for two of the Partnership's 727-200 aircraft will expire in April 1995. TWA currently pays a monthly lease rate of $32,500 per aircraft. While TWA retains the option of leasing the aircraft on a month-to-month basis subsequent to the lease expirations, it is uncertain at present whether the airline will exercise this option. TWA returned the Partnership's third 727-200 aircraft after its lease expired in November 1994 and the General Partners are currently attempting to locate a replacement lessee.

In the event efforts to re-lease any or all of the aforementioned aircraft are unsuccessful, the Partnership's future cash flow and, consequently, the level of cash available for distribution to limited partners would be significantly reduced. Furthermore, even if the planes are re-leased, it will likely be at lower rates which would also have a negative impact on cash flow. Please refer to the Portfolio Review section on page 3 of this report for information on the leasing status of the Partnership's remaining aircraft.

Financial Results
The following table summarizes the Partnership's financial results for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. For additional information, please refer to the financial statements and notes to the financial statements beginning on page 4 of this report.

                1994         1993         1992         1991         1990

Rental
Revenues        $ 5,067,500  $ 4,979,382  $ 7,696,005  $10,829,114   $12,746,937
Write-down
of Aircraft               -   18,266,022            -            -             -
Total Expenses    5,977,244   25,138,968    7,181,496   10,446,082     7,664,453
Net Income (Loss)  (783,993) (17,876,870)     672,078      647,877(1)  5,498,465
Net Income (Loss)
per Limited
Partnership
Unit(2)               (0.16)       (3.62)         .14          .13(1)       1.11
Total Assets     23,457,496   29,886,833   55,476,952   64,522,301(1) 74,099,275
Partners'
Capital          21,939,577   27,674,021   50,067,951   57,554,215(1) 68,573,800
Net cash
provided by
operating
activities        6,301,101    3,979,973    6,516,611   10,566,761    11,385,154
Cash
distributions
per Unit(2)(3)         1.00          .91         1.65         2.30          2.40

(1) Includes a provision for loss of $2,897,697 on disposition of assets reflecting the February 13, 1992 sale of the Boeing 727-200 previously on lease to Pan Am.
(2)     4,895,005 Units outstanding.
(3) Distribution amounts are reflected in the year for which they are declared. The Partnership's fourth quarter cash distribution is paid in January of the following year.

- Rental revenues for the year ended December 31, 1994 increased by approximately 2% from the year ended December 31, 1993, primarily due to the lease executed with Continental Airlines in February 1994.
- The highly competitive and weakened conditions in the aircraft leasing industry have had a significant negative impact on the residual value of the Partnership's fleet of aircraft. It is the General Partners' belief that the total value has declined substantially. Accordingly, as of December 31, 1993, the General Partners reduced the carrying value of the aircraft by $18,266,022. Excluding the write-down, the Partnership would have recorded net income of $389,152 for the year ended December 31, 1993. The write-down is also the primary reason for the increase in total expenses during 1993.

Summary
The Partnership continues to be faced with an extremely difficult and competitive environment in the aircraft leasing industry. The General Partners' strategy is to try and maintain the Partnership's aircraft on-lease and generating revenue. Accordingly, our primary focus at this time is re-leasing the TWA and USAir aircraft subsequent to the expirations of their respective leases. However, in light of the limited leasing opportunities for Stage 2 aircraft as discussed above, there can be no assurances that such efforts will be successful. In the event efforts to re-lease the aircraft are unsuccessful, the General Partners will pursue other alternatives including the possible sale of the aircraft.

Since the total return from your investment in the Partnership is dependent upon the aircrafts' ultimate selling prices, declines in residual values have had an adverse impact on your investment. The future performance of the Partnership will be dependent upon the General Partners' ability to keep the remaining aircraft on-lease, which, in turn, is dependent on the strength of the airline industry and the stabilization of the supply and demand for aircraft. We will update you on the status of our efforts to re-lease the Partnership's aircraft in forthcoming reports.

Very truly yours,

Jet Aircraft Leasing Inc.               CIS Aircraft Partners, Inc.
A General Partner                       A General Partner


/s/Moshe Braver                         /s/Thomas J. Prinzing
Moshe Braver                            Thomas J. Prinzing
President                               President

March 28, 1995

Portfolio Review

Following is a review of leasing activity during 1994:

        - Continental Airlines - In February 1994, an agreement was reached to re-lease the Partnership's MD-80 Series aircraft with Continental for a term of four years. The lease agreement, which commenced March 15, 1994, requires Continental to make monthly lease payments to the Partnership of $180,000. In conjunction with the execution of the lease agreement, the Partnership agreed to loan the airline up to $600,000 to perform modification work on the aircraft.
        On June 7, 1994, the Partnership made its first advance to Continental, in the amount of $278,203. The financing is repayable on a monthly basis over the life of the lease at an interest rate of 8% per annum.

        - Delta Airlines - In May 1994, Delta extended its lease for the Partnership's 737-200 advanced aircraft through December 1996. Delta pays the Partnership a monthly lease rate of $95,000. Under the terms of the lease, Delta has the option of returning the aircraft prior to the lease expiration provided it gives the Partnership seven months notice. To date, Delta has not given the Partnership notice of its intent to return the aircraft. As a result, the aircraft will remain on lease with Delta through at least October 1995.

               TWA - Leases with TWA for two of the Partnership's three 727-200 aircraft, which were scheduled to expire in October and November of 1994, were extended through April 1995 at a monthly lease rate of $32,500. While this rate represents a decline from the previous rate of $40,000 per month, it is in line with prevailing market rates. TWA returned the third aircraft subsequent to its lease expiration in November 1994. The General Partners are continuing efforts to re-lease the aircraft, however, there can be no assurance that such efforts will be successful.

The following table highlights the Partnership's portfolio of aircraft as of December 31, 1994 and includes estimated market values as of that date. As discussed, the Partnership has four leases that will be expiring over the remainder of 1995.

                                          Estimated
Aircraft Model              Acquisition   Market       Lease          Noise
Year Delivered  Lessee      Cost(1)       Value(2)     Expiration(3)  Compliance

MD-80 Series    Continental $27,396,997   $17,500,000  3-15-98        Stage 3
1986
B-737-200       USAir         7,601,999       700,000  5-01-95        Stage 2
1971
B-737-200       USAir         7,601,999       700,000  5-01-95        Stage 2
1971
B-737-200 ADV   Delta        15,222,609     4,500,000  12-2-96        Stage 2
1979
B-727-200       N/A(4)        5,448,499       500,000  N/A            Stage 2
1969
B-727-200       TWA           5,448,499       500,000  4-30-95        Stage 2
1969
B-727-200       TWA           5,448,499       500,000  4-30-95        Stage 2
1969


(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the aircraft.

(2) Estimated market values for the aircraft are based upon several factors including independent appraisals, third party publications, the General Partners' own experience and the unique circumstances regarding the equipment and the lessees. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the aircraft.

(3)     Lease expiration dates do not include renewal options.

(4) Reference is made to the discussion above regarding the idle status of the aircraft previously on-lease with TWA.

Financial Statements

Balance Sheets
December 31, 1994 and 1993


Assets                          1994            1993

Aircraft, at cost               $ 25,334,000    $ 25,684,000
Less-accumulated depreciation      5,224,476               -

                                  20,109,524      25,684,000

Cash and cash equivalents          2,785,283       1,089,805
Restricted cash                      321,797       3,048,884
Rent receivable                            -          20,000
Loan receivable                      239,994               -
Interest receivable                      898           7,303
Prepaid expenses                           -          36,841

Total Assets                    $ 23,457,496    $ 29,886,833


Liabilities and Partners' Capital

Liabilities:
        Accounts payable
        and accrued expenses    $    253,292    $    252,007
        Maintenance payable                -         791,000
        Distribution payable       1,174,627         939,805
        Deferred revenue              90,000         150,000
        Security deposit                   -          80,000

        Total Liabilities          1,517,919       2,212,812

Partners' Capital (Deficit):
        General Partners            (758,616)       (701,271)
        Limited Partners
        (4,895,005 units
        outstanding)              22,698,193      28,375,292

          Total Partners' Capital 21,939,577      27,674,021

          Total Liabilities
          and Partners' Capital  $23,457,496     $29,886,833







   Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                        Limited         General         Total
			Partners'	Partners'	Partners'
                        Capital         (Deficit)       Capital

Balance at
January 1, 1992         $57,956,684     $ (402,469)     $57,554,215
Net income                  665,357          6,721          672,078
Cash distributions       (8,076,758)       (81,584)      (8,158,342)

Balance at
December 31, 1992        50,545,283       (477,332)      50,067,951
Net loss                (17,698,101)      (178,769)     (17,876,870)
Cash distributions       (4,471,890)       (45,170)      (4,517,060)

Balance at
December 31, 1993        28,375,292       (701,271)      27,674,021
Net loss                   (776,153)        (7,840)        (783,993)
Cash distributions       (4,900,946)       (49,505)      (4,950,451)

Balance at
December 31, 1994       $22,698,193     $ (758,616)     $21,939,577


Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                  1994            1993            1992

Rental                  $  5,067,500    $  4,979,382    $  7,696,005
Interest                     112,523         104,832         105,069
Other (Note 4)                13,228       2,177,884          52,500

Total Income               5,193,251       7,262,098       7,853,574

Expenses

Depreciation               5,224,476       6,135,828       6,161,965
Management fees              448,305         360,017         444,211
General and administrative   212,674         207,030         503,493
Operating                     71,789         170,071          71,827
Bad debt expense              20,000               -               -
Write-down of aircraft
(Note 2)                           -      18,266,022               -

Total Expenses             5,977,244      25,138,968       7,181,496

Net Income (Loss)       $   (783,993)   $(17,876,870)   $    672,078

Net Income (Loss)
Allocated:

To the General Partners $     (7,840)       (178,769)   $      6,721
To the Limited Partners     (776,153)    (17,698,101)        665,357

                        $   (783,993)   $(17,876,870)   $    672,078

Per limited
partnership unit
(4,895,005
outstanding)            $      (0.16)   $      (3.62)   $       0.14

Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from
Operating Activities:   1994            1993            1992

Net income (loss)       $   (783,993)   $(17,876,870)   $    672,078
Adjustments to
reconcile net income
(loss) to net cash
provided by
operating activities:
        Depreciation       5,224,476       6,135,828       6,161,965
        Write-down
        of aircraft                -      18,266,022               -
        Restricted cash    2,727,087        (160,311)        595,000
        Increase (decrease)
        in cash arising
        from changes
        in operating assets
        and liabilities:
         Rent receivable      20,000          45,000          75,000
         Interest receivable   6,405          (3,463)         11,362
         Prepaid expenses     36,841         (20,796)          5,228
         Accounts payable
         and accrued
         expenses              1,285         (39,144)         32,612
         Maintenance
         payable            (791,000)     (2,017,573)              -
         Deferred revenue    (60,000)       (348,720)     (1,036,634)
         Security deposit    (80,000)              -               -

Net cash provided by
operating activities       6,301,101       3,979,973       6,516,611

Cash Flows from
Investing Activities:

        Loan receivable     (239,994)              -               -
        Proceeds from
        sale of
        aircraft - net       350,000               -         630,500

Net cash provided by
investing activities         110,006               -         630,500

Cash Flows from
Financing Activities:

        Cash
        distributions     (4,715,629)     (5,307,812)     (8,900,010)

Net cash used for
financing activities      (4,715,629)     (5,307,812)     (8,900,010)

Net increase (decrease)
in cash and cash
equivalents                1,695,478      (1,327,839)     (1,752,899)
Cash and cash
equivalents at
beginning of period        1,089,805       2,417,644       4,170,543

Cash and cash
equivalents at end of
period                  $  2,785,283    $  1,089,805    $  2,417,644

See accompanying notes to financial statements.

Notes to Financial Statements
December 31, 1994, 1993 and 1992

1. Organization

JetStream, L.P. (the "Partnership"), a Delaware limited partnership, was formed on April 16, 1987 for the purpose of acquiring and leasing used commercial aircraft. The Managing General Partner of the Partnership is CIS Aircraft Partners, Inc. ("CIS"), a third-tier, wholly owned subsidiary of Continental Information Systems Corporation. The Administrative General Partner is Jet Aircraft Leasing, Inc. ("JAL"), formerly Hutton Aircraft Leasing, Inc., an affiliate of Lehman Brothers Inc.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 22, 1993, the Hutton Aircraft Leasing, Inc. General Partner changed its name to delete any reference to Hutton.

Upon formation of the Partnership, the General Partners each contributed $500 and the initial Limited Partner contributed $100 for five limited partner units. An additional 4,895,000 limited partnership depositary units were then sold at a price of $20.00 per unit. The Partnership had a closing for these additional units on October 28, 1987 and received gross offering proceeds of $97,900,000.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2027. The Partnership may reinvest the proceeds from sales of aircraft occurring prior to October 28, 1998. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partners.

Title to the leased aircraft owned by the Partnership is held by nonaffiliated trusts of which the Partnership is the beneficiary. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation Administration.

2. Significant Accounting Policies

Accounting Method. The Partnership maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting.

Cash and Cash Equivalents. Cash equivalents consist of short-term, highly liquid debt instruments purchased with an original maturity of three months or less.

Restricted Cash. Restricted cash consists of funds the General Partners believe will be incurred by the Partnership to comply with maintenance requirements, as well as security deposits held by the Partnership.

Maintenance Reserve Funds. Two of the Partnership's former operating leases with Continental Airlines, Inc. ("Continental") and Carnival Air Lines, Inc. ("Carnival") required the lessees to make specified payments to maintenance reserve funds administered by the Partnership. The Partnership reimbursed the lessees for specified maintenance costs out of the reserve funds. The Partnership paid interest earned on the balance of Continental's reserve fund at a specified rate (90 day Chase Rate) to the lessee. This interest rate was 3.0% at December 31, 1992. Interest earned on the Carnival reserve fund was deposited into the fund and applied in the same manner as other deposits to the fund.

Aircraft and Depreciation. The aircraft were recorded at cost, which includes acquisition costs. Through December 31, 1993, depreciation to an estimated salvage value of 10% was computed using the straight-line method over an estimated average economic life of 12 years for all aircraft owned by the Partnership. Beginning in 1994, depreciation was computed using the straight-line method over an estimated remaining economic life of two to six years for all aircraft owned by the Partnership.

The highly competitive and weakened conditions in the aircraft leasing industry have had a significant and negative impact on the residual value of the Partnership's fleet of aircraft. It is the General Partners' belief that the total value of the Partnership's fleet of aircraft has declined substantially. The General Partners' estimated market values for the aircraft, as of December 31, 1993, was based on independent appraisals, third party publications, the General Partners' own experience and the unique circumstances regarding the equipment and the lessee. In 1993, the General Partners reduced the carrying value of the Partnership's fleet by $18,266,022 and, therefore, established a new cost basis of $25,684,000 at December 31, 1993. In February 1994, the General Partners sold the aircraft formerly on lease with Carnival, reducing the total remaining carrying value to $25,334,000 at December 31, 1994.

Improvements to aircraft required to comply with regulatory requirements will be capitalized when incurred and depreciated over the useful life of the improvement.

Operating Leases. The aircraft leases are accounted for as operating leases. Lease revenues are recognized over the terms of the related leases.

Deferred Revenue. Some of the Partnership's operating leases require rental payments to be paid in advance. Rental payments received in advance are deferred and then recognized as income when earned.

Income Taxes. No provision for income taxes has been made in the accompanying financial statements since such taxes are the responsibility of individual partners rather than the Partnership (Note 7).

3. Partnership Allocations

The Partnership Agreement ("Agreement") substantially provides the following:

Cash Distributions. Cash flow from operations, at the discretion of the General Partners, will be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partners. Cash flow is defined in the partnership agreement as including cash receipts from operations and interest income earned, less expenses incurred and paid in connection with the operation and ownership of the aircraft. Distributable proceeds from sales of aircraft in liquidation of the Partnership will be distributed in accordance with the partners' capital accounts after all allocations of income and losses.

Allocation of Income and Losses. Generally, income and losses for any year are allocated 99% to the Limited Partners and 1% to the General Partners. Gains on sale of aircraft shall first be allocated to the General Partners until they have been allocated an amount of gain equal to the lesser of their respective deficit account balances or 1.01% of all capital contributions by Limited Partners. Any additional gain recognized by the Partnership upon the sale of aircraft shall be allocated 99% to the Limited Partners and 1% to the General Partners.

Dissolution of Partnership. If, upon dissolution of the Partnership, the General Partners have a negative capital account, they shall contribute capital equal to the lesser of their respective capital deficit account balances or 1.01% of all capital contributed by the Limited Partners.

4. Aircraft under Operating Leases

USAir, Inc. On October 30, 1987, the Partnership acquired three Boeing 737-200 nonadvanced aircraft for a total purchase price of $22,805,997. These aircraft were subject to an operating lease with Piedmont Aviation, Inc. (now USAir, Inc.) ("USAir"). The first lease expired in July 1990 and the aircraft was returned to the Partnership. On December 15, 1991, the lease periods for the second and third aircraft were extended from May 1992 to May 1997, with the lessee having the option to terminate the lease on or after May 1, 1995. The lessee has exercised its option to terminate its lease on May 1, 1995. Effective May 15, 1992, the quarterly rental for each aircraft was reduced to $105,000.

Delta Air Lines, Inc. On November 2, 1987, the Partnership acquired a Boeing 737-200 advanced aircraft for a total purchase price of $15,222,609. This aircraft is subject to an operating lease with Delta Air Lines, Inc. ("Delta"). Under the terms of the original lease, rental payments in the amount of $170,000 per month were required to be paid monthly in advance through June, 1992. In June 1992, the General Partners and Delta agreed to amend the original lease agreement. The amendment provided for a reduction of rent to $95,000 per month through the new expiration date in December 1994. In early May 1994, Delta exercised its option to extend the lease for a term of two years from the previous expiration date, with the remaining terms of the lease unchanged. Under the terms of the lease, Delta has the option of returning the aircraft prior to the lease expiration provided it gives the Partnership seven months notice. To date, Delta has not given the Partnership notice of its int ent to return the aircraft. As a result, the aircraft will remain on lease with Delta through at least October 1995.

Trans World Airlines, Inc. On November 2, 1987, the Partnership acquired three Boeing 727-200 aircraft for a total purchase price of $16,345,497. These aircraft are subject to an operating lease with Trans World Airlines, Inc. ("TWA"), the term of which was amended on May 31, 1991. The original leases required monthly payments in advance, which were equal to $82,000 through July 1, 1989 and $100,000 through the remainder of the lease. The amendment provided for a reduction of rent to $55,000 per month (subject to certain required maintenance checks) commencing June 1, 1991 and continuing through September 30, 1993 for two aircraft and August 31, 1993 for the third aircraft. The amendment further required that rent for the period June 1, 1991 through May 31, 1992 be prepaid using a discount rate of 6% and thereafter payments are to be made quarterly in advance.

The operating leases with TWA expired as of September 30, 1993 for two aircraft and August 31, 1993 for the third aircraft. In August 1993, the General Partners and TWA agreed to amend the original leases. As a result, TWA paid the Partnership rent of $40,000 per month per aircraft in advance quarterly. The amended leases expired November 30, 1994 for two aircraft and October 31, 1994 for the third aircraft.

On September 30, 1994, TWA agreed to extend the leases on two of the aircraft to April 30, 1995. Thereafter, TWA may continue to lease the two aircraft on a month-to-month basis. Pursuant to the lease extension agreement, the rental rates have been reduced to $32,500 per month per aircraft paid in advance. The third aircraft was returned to the Partnership in December 1994.

Continental Airlines, Inc. On October 29, 1987, the Partnership acquired a McDonnell Douglas MD-80 Series aircraft for a total purchase price of $27,396,997. This aircraft was subject to an operating lease with Continental Airlines, Inc., the term of which expired on April 28, 1993. Rental payments were required to be made in advance, with adjustments (upward or downward) made semiannually based on the six-month London Interbank Offered Rate ("LIBOR") at the time of adjustment. The base rental payment was initially $210,000 per month and decreased to $190,000 per month in May 1991. Monthly rental amounts were $168,720 as of April 28, 1993 and December 31, 1992.

The prior lease agreement with Continental provided that upon the expiration of the lease, the amounts remaining in the maintenance reserve funds are to be retained by the Partnership. Therefore, $2,060,656 was recognized as Other Income in the accompanying Statements of Operations during 1993, with the balance of $750,000 to be distributed to Continental in accordance with the terms of a new lease dated February 1994.

On February 9, 1994, Continental entered into a new lease agreement. The agreement between Continental and the Partnership provides for Continental to lease the plane for a term of four years. Effective March 15, 1994, Continental shall pay $180,000 per month in advance. In addition, the Partnership made a one-time payment of $750,000 in March 1994 to perform various maintenance work on the plane. Also, the Partnership has agreed to provide up to $600,000 of financing to Continental to perform modification work on the aircraft, including advanced avionics, interior furnishings and exterior paint. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. On June 7, 1994, the Part ership made its first advance to Continental in the amount of $278,203.

Carnival Air Lines, Inc. In December 1993, Carnival returned the Boeing 737-200 and informed the Partnership that it was terminating the lease in accordance with the provisions of the lease agreement. On February 23, 1994, the Partnership sold the aircraft for a total of $360,250. Accordingly, the General Partners reduced the carrying value of the aircraft from $3,775,409 to $350,000 at December 31, 1993, which is equal to the sale proceeds less the resale fee of 3% payable to the Managing General Partner.

Funds in the Carnival maintenance reserve in the amount of $117,228 were recognized as Other Income during 1993, in accordance with the Carnival lease agreement.

Pan American World Airways, Inc. On February 13, 1992, the Partnership sold the Boeing 727-200 (with one spare engine) previously on lease to Pan Am. The gross proceeds from the sale totaled $650,000, which resulted in a loss of $2,897,697. This loss was reflected as a reserve for loss on disposition of aircraft as of December 31, 1991.

The aircraft leases are triple net operating leases, requiring the lessees to pay substantially all expenses associated with the aircraft during the term of the leases.

Revenues from each of the airlines as a percentage of the Partnership's total rental revenues are as follows:

                      Percent of Rental Revenues

	Airline		1994	1993	1992

	USAir		16.6%	16.9%	18.9%
	TWA		27.2	36.8	25.7
        Continental     33.7    13.5    27.9
	Delta		22.5	22.9	20.8
        Carnival           -     9.9     6.7


The following is a schedule, by year, of future minimum rental income under the leases as of December 31, 1994.


	Year 		Amount

	1995		3,840,000
	1996		3,205,000
	1997		2,160,000
        1998              450,000

        Total          $9,655,000


The above schedule of future minimum rental income is based on the existing terms of the leases and does not include the rental income that may result from the renewal of existing leases or the re-leasing of the aircraft, if any.

5. Distributions

Distributions paid or payable aggregated $4,950,451 (approximately $1.00 per unit), $4,517,060 (approximately $0.91 per unit) and $8,158,342 (approximately $1.65 per unit) for the years ended December 31, 1994, 1993 and 1992, respectively, of which $360,250 in 1994 and $650,000 in 1992 represented proceeds from sale of aircraft. As of December 31, 1994, the Partnership had declared a distribution of $1,174,627, of which $1,162,881 (approximately $.24 per unit) was paid to the Limited Partners and $11,746 was paid to the General Partners on February 2, 1995.

6. Transactions with Affiliates

Cash. Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

Base Management Fee. The General Partners receive a quarterly fee subordinated to the Limited Partners receiving their Preferred Return (8% simple interest per annum cumulative, but not compounded), in an amount equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to CIS and .5% is payable to JAL. During the years ended December 31, 1994, 1993 and 1992, the General Partners earned base management fees of $73,352, $73,182 and $114,059, respectively. Of these fees, $19,288, $13,320, and $24,177 were unpaid at December 31, 1994, 1993 and 1992, respectively.

Incentive Management Fee. CIS receives a quarterly fee of 4.5% of quarterly cash flow (prior to April 28, 1992 the fee was 2.15%), subordinated to the Limited Partners receiving their Preferred Return. During the years ended December 31, 1994, 1993 and 1992, CIS earned incentive management fees of $197,590, $186,228, and $238,070, respectively. Of these fees, $55,431,
$43,718, and $61,750 were unpaid at December 31, 1994, 1993 and 1992, respectively.

Re-lease Fee. The General Partners receive a quarterly fee subordinated to the Limited Partners receiving their Preferred Return, for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to CIS and 1.0% is payable to JAL. During the years ended December 31, 1994, 1993 and 1992, the general partners earned re-lease fees of $177,363, $100,607, and $92,082, respectively. These fees are included in management fees in the accompanying statements of operations. Of these fees, $46,637, $32,207 and $21,926 were unpaid at December 31, 1994, 1993 and
1992, respectively.

Resale Fee CIS will receive a subordinated fee with respect to each aircraft sold by the Partnership in an amount equal to the lesser of (i) 3% of the contract sales price of the aircraft or (ii) an amount that is competitive with fees charged by nonaffiliates rendering comparable services. Such fees will be reduced (but not below zero) for any resale fees or commissions payable to third parties. During 1994, $30,308 was accrued based on 3% of the sale proceeds totalling $1,010,250 from the sale of two Boeing 727-200 aircraft. During 1992, $19,500 was accrued based on 3% of the sale proceeds totalling $650,000 from the sale of one Boeing 727-200 with one spare engine. The resale fee is subordinate to the Limited Partners receiving a priority return equal to their contribution plus their preferred return. No resale fees were earned during 1993.

General and Administrative Expenses. Under the terms of the Partnership Agreement, the Partnership reimburses the Administrative General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994, 1993 and 1992, costs of such services were $46,022, $48,170 and $53,450, respectively. At December 31, 1994, 1993 and 1992, $22,759, $23,985 and $25,400,
respectively, were due to the Administrative General Partner for the performance of these services.

7. Reconciliation of Difference between Net Income (Loss) in the Financial Statements (Accrual Basis - Generally Accepted Accounting Principles) and Net
Income (Loss) in the Partnership's Tax   Return

                                1994            1993            1992

Net income (loss), as reported  $  (783,993)    $(17,876,870)  $   672,078

Adjustments-
 Write-down of Aircraft                   -       18,266,022             -
 Prepaid insurance                   36,841          (20,796)        5,228
 Deferred revenue                   (60,000)        (348,720)   (1,036,634)
 Maintenance reserve fund          (791,000)      (2,017,573)      186,605
 Loss on sale of asset           (1,413,850)               -      (420,824)
 Gain on sale of equipment                -                -       (32,838)
 Depreciation differential
 between the Modified
 Accelerated Cost
 Recovery System and
 deprec. for financial
 reporting purposes              (1,424,742)      (1,202,462)   (1,432,206)
 Legal fee expense                   (5,976)         (29,208)       18,416

 Total adjustments               (3,658,727)      14,647,263    (2,712,253)

Net loss, per the
Partnership's tax return        $(4,442,720)    $ (3,229,607)  $(2,040,175)


The net loss determined on the income tax basis is allocated to the partners as follows:

        Limited partners
        (4,895,005 units)       $(4,398,293)    $(3,197,311)   $(2,019,774)
        General partners            (44,427)        (32,296)       (20,401)

                                $(4,442,720)    $(3,229,607)   $(2,040,175)


        Taxable loss per
        limited partner unit    $     (0.90)    $     (0.65)   $     (0.41)

Report of Independent Public Accountants

To the Partners of JetStream, L.P.:

We have audited the accompanying balance sheets of JetStream, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetStream, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 20, 1995