Form 10-Q
period 1995-03-31
JETSTREAM LP
filed 1995-05-15
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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


Balance Sheets
                                                    March 31,    December 31,
Assets                                                  1995            1994

Aircraft, at adjusted cost                       $25,334,000     $25,334,000
Less-accumulated depreciation                     (6,530,595)     (5,224,476)
                                                  18,803,405      20,109,524

Cash and cash equivalents                          2,696,765       2,785,283
Restricted cash                                      321,797         321,797
Loan receivable                                      223,595         239,994
Interest receivable                                      784             898
   Total Assets                                  $22,046,346     $23,457,496

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses           $  225,199      $  253,292
  Distribution payable                             1,086,109       1,174,627
  Deferred revenue                                    90,000          90,000
   Total Liabilities                               1,401,308       1,517,919

Partners' Capital (Deficit):
  General Partners                                  (771,561)       (758,616)
  Limited Partners (4,895,005 Units Outstanding)  21,416,599      22,698,193
   Total Partners' Capital                        20,645,038      21,939,577
  Total Liabilities and Partners' Capital        $22,046,346     $23,457,496

See accompanying notes to the financial statements.


Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                      General          Limited
                                     Partners         Partners         Total

Balance at December 31, 1994        $(758,616)     $22,698,193   $21,939,577
Net Loss                               (2,084)        (206,346)     (208,430)
Cash distributions                    (10,861)      (1,075,248)   (1,086,109)

Balance at March 31, 1995           $(771,561)     $21,416,599   $20,645,038

See accompanying notes to the financial statements.


Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                               1995               1994

Rental                                        $ 1,230,000         $  945,000
Other                                                 ---             13,228
Interest                                           44,828             28,427
  Total Income                                  1,274,828            986,655

Expenses

Depreciation                                    1,306,119          1,306,119
Management fees                                   112,224             84,531
General and administrative                         47,393             75,292
Operating                                          17,522             46,050
  Total Expenses                                1,483,258          1,511,992

    Net Loss                                  $  (208,430)       $  (525,337)

Net Loss Allocated:
  To the General Partners                     $    (2,084)       $    (5,253)
  To the Limited Partners                        (206,346)          (520,084)
                                              $  (208,430)       $  (525,337)
Per limited partnership
unit (4,895,005 outstanding)                       $(0.04)            $(0.11)

See accompanying notes to the financial statements.


Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                       1995          1994

Net loss                                              $ (208,430)   $ (525,337)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation                                         1,306,119     1,306,119
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                          ---       988,228
    Interest receivable                                      114           602
    Prepaid expenses                                         ---        23,977
    Accounts payable and accrued expenses                (28,093)      (29,582)
    Maintenance payable                                      ---      (791,000)
    Deferred revenue                                         ---        20,000
    Security deposit                                         ---       (80,000)

Net cash provided by operating activities              1,069,710       913,007

Cash Flows from Investing Activities:
  Loan receivable                                         16,399           ---
  Proceeds from sale of aircraft - net                       ---       350,000

Net cash provided by investing activities                 16,399       350,000

Cash Flows from Financing Activities:
  Cash distributions                                  (1,174,627)     (939,805)

Net cash used for financing activities                (1,174,627)     (939,805)

Net increase (decrease) in cash and cash equivalents     (88,518)      323,202
Cash and cash equivalents at beginning of period       2,785,283     1,089,805

Cash and cash equivalents at end of period            $2,696,765    $1,413,007

See accompanying notes to the financial statements.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

As of March 31, 1995, the Partnership had six of its seven aircraft on-lease. However, as discussed below, leases for the two aircraft previously on-lease to USAir expired on May 1, 1995. Accordingly, as of May 2, 1995, four of the Partnership's seven aircraft were on-lease. One aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental") and two aircraft were on-lease with Trans World Airlines ("TWA"). At March 31, 1995, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

The Partnership's two 737-200 Stage 2 non-advanced aircraft previously on-lease to USAir were returned to the Partnership subsequent to the expiration of their respective leases on May 1, 1995 and are currently in storage. In addition, the Partnership currently has one 727-200 Stage 2 non-advanced aircraft in storage, which was returned to the Partnership by TWA in November 1994. The leases with TWA for the Partnership's two remaining 727-200 Stage 2 non-advanced aircraft, which were originally scheduled to expire on April 30, 1995, were extended on a month-to-month basis, with the monthly lease rate of $32,500 remaining unchanged. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. The
General Partners have explored the potential of re-leasing the idle aircraft with other airlines. However, in light of the extremely competitive operating environment in the aircraft leasing industry, particularly for Stage 2 aircraft, such efforts have to date been unsuccessful. While the Partnership has received some offers to lease these aircraft, a suitable lessee has not yet been located. Accordingly, the General Partners are exploring opportunities to sell these aircraft.

In addition to the recent lease expirations discussed above, Delta gave notice to the Partnership in early April 1995 that it is exercising an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft in December 1995. While the General Partners are hopeful that a replacement lessee can be found for this aircraft, there can be no assurance that efforts to re-lease the aircraft will be successful. In the event the aircraft is re-leased, it will likely be at a lower rate than the current monthly lease rate of $95,000.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of March 31, 1995, Continental had made principal payments on the loan totalling $54,608. Continental makes monthly lease payments to the Partnership of $180,000.

At March 31, 1995, the Partnership had cash and cash equivalents of $2,696,765, as compared to $2,785,283 at December 31, 1994. The $88,518 decrease in cash and cash equivalents is primarily attributable to the fourth quarter 1994 distribution paid in the first quarter of 1995 exceeding first quarter 1995 cash flow from operations. The Partnership's restricted cash balance at March 31, 1995 of $321,797 was unchanged from December 31, 1994. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

On February 2, 1995, the Partnership paid a distribution to the Unitholders for the period from October 1, 1994 to December 31, 1994, in the amount of $1,162,881, or approximately $.24 per Unit. At March 31, 1995, the Partnership had a distribution payable to Unitholders of $1,075,248, or approximately $.22 per Unit. This amount reflects the 1995 first quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on May 4, 1995.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. As a result of the idle status of the aircraft formerly on-lease with USAir as discussed above, the amount of future quarterly distributions to the partners will in all likelihood be reduced. The level of cash available for distribution will be further reduced once TWA terminates the remaining leases for the Partnership's two 727-200 aircraft and, if efforts to re-lease the Partnership's 737-200 advanced aircraft are unsuccessful subsequent to expiration of the current lease with Delta in December 1995.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1995 consisted of interest income.

For the three months ended March 31, 1995, the Partnership reported a net loss of $208,430 as compared to a net loss of $525,337 for the corresponding period in 1994. The decrease in net loss is primarily attributable to higher rental income as a result of the re-leasing of the Partnership's MD-80 Series aircraft to Continental in March 1994.

Rental income for the three months ended March 31, 1995, was $1,230,000 as compared to $945,000 for the corresponding period in 1994. The increase is due to the new lease agreement with Continental effective March 15, 1994.

Interest income for the three months ended March 31, 1995 was $44,828 as compared to $28,427 for the corresponding period in 1994. The increase is due mainly to an increase in interest rates, and interest income earned on the loan to Continental.

Other income for the three months ended March 31, 1995 was $0 as compared to $13,228 for the corresponding period in 1994. While the Partnership's MD-80 aircraft was off-lease and in storage during the first quarter of 1994, McDonnell Douglas rented the aircraft to test certain equipment.

Management fees for the three months ended March 31, 1995, were $112,224 as compared to $84,531 for the corresponding period in 1994. Management fees are based on rental income and operating cash flow. The increase is attributable to the higher rental income due to the new lease agreement with Continental.

General and administrative expenses for the three months ended March 31, 1995, were $47,393 as compared to $75,292 for the corresponding period in 1994. The decrease is primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the new lease agreement with Continental.

For the three months ended March 31, 1995, operating expenses were $17,522 as compared to $46,050 for the corresponding period in 1994. The 1995 balance is comprised of consulting, inspection, storage and maintenance fees for the aircraft returned by TWA in December 1994. The 1994 balance is comprised of insurance, storage and maintenance costs incurred as a result of the idle status of the MD-80 Series aircraft through mid-March 1994, and costs to re-deliver the aircraft to Continental. Additionally, fees were incurred during the first quarter of 1994 for inspection and consulting services relating to the sale of the aircraft previously on-lease with Carnival Airlines.


PART II	OTHER INFORMATION

Items 1-5  Not applicable

Item 6     Exhibits and reports on Form 8-K.

           (a)     Exhibits - None

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995



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


                                 JETSTREAM, L.P.

                         BY:     JET AIRCRAFT LEASING INC.
                                 Administrative General Partner



Date:   May 12, 1995
                         BY:        /s/ Moshe Braver
                         Name:          Moshe Braver
                         Title:         Director and President




Date:   May 12, 1995
                         BY:        /s/ John Stanley
                         Name:          John Stanley
                         Title:         Vice President and
                                        Chief Financial Officer