Form 10-Q
period 1995-06-30
JETSTREAM LP
filed 1995-08-14
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


Commission file number: 0-16836


                                JETSTREAM, L.P.
             (Exact name of registrant as specified in its charter)




        Delaware                                            84-1053359
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                            identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attn: Andre Anderson                                          10285
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


                                 Balance Sheets


                                        June 30,        December 31,
Assets                                     1995                1994

Aircraft, at adjusted cost        $  24,287,000       $  25,334,000
Less-accumulated
 depreciation                        (7,051,464)         (5,224,476)
                                     -----------         -----------
                                     17,235,536          20,109,524

Cash and cash equivalents             3,507,193           2,785,283
Restricted cash                         321,797             321,797
Rent receivable                          70,000                   -
Loan receivable                         206,963             239,994
Interest receivable                         680                 898
                                     ----------          ----------
Total Assets                      $  21,342,169       $  23,457,496
                                     ==========          ==========

Liabilities and Partners' Capital

Liabilities:
 Accounts payable and
  accrued expenses                 $     307,142       $     253,292
 Distribution payable                  1,071,537           1,174,627
 Deferred revenue                         90,000              90,000
                                      ----------          ----------
Total Liabilities                      1,468,679           1,517,919
                                      ----------          ----------
Partners' Capital (Deficit):
  General Partners                      (779,276)           (758,616)
  Limited Partners
    (4,895,005 Units Outstanding)     20,652,766          22,698,193
                                      ----------          ----------
Total Partners' Capital               19,873,490          21,939,577
                                      ----------          ----------
Total Liabilities and
 Partners' Capital                 $  21,342,169       $  23,457,496
                                      ==========          ==========



                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                    General         Limited
                                   Partners        Partners          Total

Balance at December 31, 1994     $ (758,616)   $ 22,698,193   $ 21,939,577
Net Income                              916          90,643         91,559
Cash distributions                  (21,576)     (2,136,070)    (2,157,646)
                                   ---------     ----------      ----------
Balance at June 30, 1995         $ (779,276)   $ 20,652,766   $ 19,873,490
                                   =========     ==========     ==========


                            Statements of Operations

                                  Three months ended         Six months ended
                                        June 30,                   June 30,
Income                            1995          1994         1995          1994

Rental                     $ 1,230,000   $ 1,395,000  $ 2,460,000   $ 2,340,000
Interest                        53,251        18,614       98,079        47,041
Other                                -             -            -        13,228
Gain on sale of aircraft       446,375             -      446,375             -
                             ---------     ---------     ---------     --------
  Total Income               1,729,626     1,413,614    3,004,454     2,400,269
                             ---------     ---------     ---------     --------

Expenses

Depreciation                 1,262,494     1,306,119    2,568,613     2,612,238
Management fees                110,636       116,238      222,860       200,769
General and administrative      42,670        45,751       90,063       121,043
Operating                       13,837        13,344       31,359        59,394
                             ---------     ---------     --------      --------
  Total Expenses             1,429,637     1,481,452    2,912,895     2,993,444
                             ---------     ---------     --------      --------
Net Income (Loss)          $   299,989   $   (67,838) $    91,559   $  (593,175)
                             =========     =========     ========      ========

Net Income (Loss) Allocated:

To the General Partners    $     3,000   $      (679) $       916   $    (5,932)
To the Limited Partners        296,989       (67,159)      90,643      (587,243)
                             ---------     ----------    --------      --------
                           $   299,989   $   (67,838) $    91,559   $  (593,175)
                             =========     ==========    ========      ========

Per limited partnership
 unit (4,895,005
 outstanding)                   $ 0.06       $ (0.01)     $  0.02       $ (0.12)
                             =========      =========    ========      ========


                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:          1995                     1994

Net income (loss)                        $   91,559             $   (593,175)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Gain on sale of aircraft                 (446,375)                       -
  Depreciation                            2,568,613                2,612,238
  Increase (decrease) in cash
  arising from changes in operating
  assets and liabilities:
    Restricted cash                               -                1,266,431
    Rent receivable                         (70,000)                       -
    Interest receivable                         218                    3,303
    Prepaid expenses                              -                   36,841
    Accounts payable and accrued
     expenses                                53,850                      695
    Maintenance payable                           -                 (791,000)
    Deferred revenue                              -                   20,000
    Security deposit                              -                  (80,000)
                                          ---------                ---------
Net cash provided by
 operating activities                     2,197,865                2,475,333
                                          ---------                ---------

Cash Flows from Investing Activities:

Loan receivable                              33,031                 (272,574)
Proceeds from sale of aircraft - net        751,750                  350,000
                                          ---------                 ---------
Net cash provided by
 investing activities                       784,781                   77,426
                                          ---------                 ---------
Cash Flows from Financing Activities:

Cash distributions                       (2,260,736)              (2,202,812)
                                          ---------                ---------
Net cash used for financing activities   (2,260,736)              (2,202,812)

Net increase in cash and
 cash equivalents                           721,910                  349,947
Cash and cash equivalents at
 beginning of period                      2,785,283                1,089,805
                                          ---------                ---------
Cash and cash equivalents at
 end of period                          $ 3,507,193              $ 1,439,752
                                        ===========              ===========



                       Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

In June 1995, the General Partners sold the aircraft formerly on lease with Trans World Airlines, Inc. ("TWA") for net proceeds of $751,750. The aircraft had a carrying value of $305,375 on the date of sale resulting in a gain on sale of $446,375.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

As of June 30, 1995, the Partnership had four of its six aircraft on-lease.
One aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental") and two aircraft were on-lease to Trans World Airlines ("TWA"). As discussed below, the General Partners reached an agreement with Eastwind Airlines ("Eastwind") in July 1995 to lease the Partnership's two 737-200 Stage 2 non-advanced aircraft previously on-lease to USAir, Inc. ("USAir"). As of June 30, 1995, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

The General Partners had been attempting to re-lease one of the Partnership's 727-200 Stage 2 non-advanced aircraft, which was returned by TWA subsequent to its lease expiration in November 1994. However, in light of the extremely competitive and deteriorated operating environment, particularly for older Stage 2 aircraft, such efforts were unsuccessful. Accordingly, the aircraft was sold in June 1995. The net proceeds from the sale, totalling approximately $752,000, are being retained in the Partnership's cash reserves pending the completion of an analysis of the cash needs for the Partnership's remaining aircraft.

In June 1995, TWA filed a pre-packaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. At a subsequent confirmation hearing held on August 2, 1995, the Bankruptcy Court confirmed the reorganization plan and TWA expects to emerge from Chapter 11 bankruptcy no later than August 31, 1995. It is presently unclear what impact, if any, the reorganization plan will have on the Partnership. TWA continues to lease the Partnership's two remaining 727-200 Stage 2 non-advanced aircraft on a month-to-month basis and remains current on its lease payments to the Partnership. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease these aircraft.

The Partnership's two 737-200 stage 2 non-advanced aircraft previously on-lease with USAir were returned to the Partnership upon the expiration of the respective leases on May 1, 1995. Subsequent to the completion of the technical acceptance of these aircraft from USAir, the General Partners reached an agreement with Eastwind Airlines, a start-up airline based in Trenton, New Jersey, to lease both of the aircraft. It is anticipated that Eastwind will place both aircraft into service by the end of August 1995. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind will pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, Eastwind will be required to pay the Partnership an engine charge based on usage and will also be required to fund airframe maintenance reserves.

Delta gave notice to the Partnership in early April 1995 that it is exercising an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft in December 1995. While the General Partners are hopeful that a replacement lessee can be found for this aircraft, there can be no assurance that such efforts will be successful. In the event the aircraft is re-leased, it will likely be at a lower rate than the current monthly lease rate of $95,000.

At June 30, 1995, the Partnership had unrestricted cash and cash equivalents of $3,507,193, as compared to $2,785,283 at December 31, 1994. The $721,910 increase in cash and cash equivalents is primarily attributable to the proceeds received from the sale of the 727-200 non-advanced aircraft in June 1995 as discussed above. The Partnership's restricted cash balance at June 30, 1995 of $321,797 was unchanged from December 31, 1994. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

As of June 30, 1995, the Partnership had a rent receivable balance totalling $70,000, compared to $0 at December 31, 1994. The balance at June 30, 1995 represents second quarter 1995 rental payments owed to the Partnership by USAir.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of June 30, 1995, Continental had made principal payments on the loan totalling $71,240. Principal payments made on the loan by Continental during the first and second quarters of 1995, totalling $33,031, is the reaso n for the decrease in the Partnership's loan receivable balance, which totalled $206,963 at June 30, 1995, compared to $239,994 at December 31, 1994. Continental makes monthly lease payments to the Partnership of $180,000. Accounts payable and accrued expenses totalled $307,142 at June 30, 1995, compared to $253,292 at December 31, 1994. The increase is primarily attributable to an initial deposit of $50,000 made to the Partnership by Eastwind and a sales fee earned by a General Partner as a result of the June 1995 sale of the 727-200 non-advanced plane formerly on-lease to TWA.

On May 4, 1995, the Partnership paid a distribution to the Unitholders for the period from January 1, 1995 to March 31, 1995, in the amount of $1,075,248, or approximately $.22 per Unit. At June 30, 1995, the Partnership had a distribution payable to Unitholders of $1,060,822, or approximately $.22 per Unit. This amount reflects the 1995 second quarter cash distribution, which was funded from cash flow from operations. This distribution was subsequently paid on August 3, 1995.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distributions will be reduced if TWA terminates the remaining leases for the Partnership's two 727-200 aircraft. Distributions will be further impacted if efforts to re-lease the Partnership's 737-200 advanced aircraft are unsuccessful subsequent to the expiration of the current lease with Delta in December 1995.

Results of Operations

Substantially all of the Partnership's revenue for the six months ended June 30, 1995 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases and, to a lesser extent, the sale of the 727-200 non-advanced plane in June 1995.

For the three and six months ended June 30, 1995, the Partnership reported net income of $299,989 and $91,559, respectively, as compared to net losses of $67,838 and $593,175, respectively, for the corresponding periods in 1994. The increases are primarily attributable to a gain on the June 1995 sale of the 727-200 non-advanced aircraft totalling $446,375.

Rental income for the three and six months ended June 30, 1995, was $1,230,000 and $2,460,000, respectively, compared to $1,395,000 and $2,340,000, respectively, for the corresponding periods in 1994. The decrease for the three month period is primarily attributable to the lease expiration of one of the 727-200 non-advanced aircraft, formerly on-lease with TWA, in November 1994. Additionally, the leases with TWA for the two remaining 727-200 non-advanced aircraft were extended during the fourth quarter of 1994 at lower rates. The increase for the six month period is primarily due to the lease agreement with Continental, which became effective on March 15, 1994.

Interest income for the three and six months ended June 30, 1995 was $53,251 and $98,079, respectively, compared to $18,614 and $47,041, respectively, for the corresponding periods in 1994. The increases are due to an increase in the Partnership's invested cash balance, higher interest rates, and interest income earned on the loan to Continental.

General and administrative expenses for the three and six months ended June 30, 1995 were $42,670 and $90,063, respectively, as compared to $45,751 and $121,043, respectively, for the corresponding periods in 1994. The decrease for the six month period is primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the new lease agreement with Continental.

For the three and six months ended June 30, 1995, operating expenses were $13,837 and $31,359, respectively, compared to $13,344 and $59,394, respectively, for the corresponding periods in 1994. The lower expense for the six month period is primarily attributable to a decrease in insurance expenditures required to be made by the Partnership related to the aircraft on-lease to Continental and Delta and the two aircraft previously on-lease to USAir.


                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995


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



                               JETSTREAM, L.P.

                           BY: JET AIRCRAFT LEASING INC.
                               Administrative General
                               Partner



Date: August 14, 1995      BY: /s/ Moshe Braver
                         Name: Moshe Braver
                        Title: Director and
                               President




Date: August 14, 1995      BY: /s/ John Stanley
                         Name: John Stanley
                        Title: Vice President
                               and Chief Financial Officer