Form 10-Q
period 1995-09-30
JETSTREAM LP
filed 1995-11-16
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-16836


                                JETSTREAM, L.P.
             (Exact name of registrant as specified in its charter)



        Delaware                                     84-1053359
(State or other jurisdiction of                   (I.R.S. Employer
Incorporation or organization)                   identification No.)

Attn: Andre Anderson
3 World Financial Center,
29th Floor, New York, NY                                  10285
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


Balance Sheets

                                               September 30,    December 31,
Assets                                                 1995            1994

Aircraft, at adjusted cost                      $24,287,000     $25,334,000
Less-accumulated depreciation                    (8,226,708)     (5,224,476)

                                                 16,060,292      20,109,524

Cash and cash equivalents                         3,506,257       2,785,283
Restricted cash                                     321,797         321,797
Rent receivable                                     125,869             ---
Loan receivable                                     189,991         239,994
Interest receivable                                     625             898
Prepaid expenses                                      5,000             ---

  Total Assets                                  $20,209,831     $23,457,496


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $   406,066     $   253,292
  Distribution payable                            1,070,601       1,174,627
  Deferred revenue                                   90,000          90,000
  Security deposit                                   50,000             ---

    Total Liabilities                             1,616,667       1,517,919

Partners' Capital (Deficit):
  General Partners                                 (792,080)       (758,616)
  Limited Partners (4,895,005 Units Outstanding) 19,385,244      22,698,193

    Total Partners' Capital                      18,593,164      21,939,577

    Total Liabilities and Partners' Capital     $20,209,831     $23,457,496




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                       General         Limited
                                      Partners        Partners          Total

Balance at December 31, 1994        $ (758,616)    $22,698,193    $21,939,577
Net loss                                (1,289)       (127,592)      (128,881)
Cash distributions                     (32,175)     (3,185,357)    (3,217,532)

Balance at September 30, 1995       $ (792,080)    $19,385,244    $18,593,164



Statements of Operations

                                   Three months ended        Nine months ended
                                      September 30,            September 30,
Income                             1995          1994        1995         1994

Rental                       $1,075,869    $1,395,000  $3,535,869   $3,735,000
Interest                         61,934        22,827     160,013       69,868
Other                               ---           ---         ---       13,228

  Total Income                1,137,803     1,417,827   3,695,882    3,818,096

Expenses

Depreciation                  1,175,244     1,306,119   3,743,857    3,918,357
Management fees                 100,160       126,180     323,020      326,949
General and administrative       67,889        49,488     157,952      170,531
Operating                        14,950        12,000      46,309       71,394

  Total Expenses              1,358,243     1,493,787   4,271,138    4,487,231

    Net loss from operations   (220,440)      (75,960)   (575,256)    (669,135)

Other Income

Gain on sale of aircraft            ---           ---     446,375          ---

  Net Loss                   $ (220,440)    $ (75,960) $ (128,881)  $ (669,135)

Net Loss Allocated:

To the General Partners      $   (2,205)    $    (759) $   (1,289)  $   (6,691)
To the Limited Partners        (218,235)      (75,201)   (127,592)    (662,444)

                             $ (220,440)    $ (75,960) $ (128,881)  $ (669,135)

Per limited partnership unit
      (4,895,005 outstanding)   $ (0.05)      $ (0.02)    $ (0.03)     $ (0.14)



Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995             1994

Net loss                                          $ (128,881)      $ (669,135)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Gain on sale of aircraft                          (446,375)             ---
  Depreciation                                     3,743,857        3,918,357
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                      ---        1,266,431
    Rent receivable                                 (125,869)             ---
    Interest receivable                                  273            6,461
    Prepaid expenses                                  (5,000)          36,841
    Accounts payable and accrued expenses            152,774           13,892
    Maintenance payable                                  ---         (791,000)
    Deferred revenue                                     ---          (20,000)
    Security deposit                                  50,000          (80,000)

Net cash provided by operating activities          3,240,779        3,681,847

Cash Flows from Investing Activities:

  Loan receivable                                     50,003         (256,023)
  Proceeds from sale of aircraft - net               751,750          350,000

Net cash provided by investing activities            801,753           93,977

Cash Flows from Financing Activities:

  Cash distributions                              (3,321,558)      (3,492,564)

Net cash used for financing activities            (3,321,558)      (3,492,564)

Net increase in cash and cash equivalents            720,974          283,260
Cash and cash equivalents at beginning of period   2,785,283        1,089,805

Cash and cash equivalents at end of period        $3,506,257       $1,373,065



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994, and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

        (1) In June 1995, the General Partners sold the aircraft formerly on lease with Trans World Airlines, Inc. ("TWA") for net sales proceeds of $751,750. The aircraft had a carrying value of $305,375 on the date of sale resulting in a gain on sale of $446,375.

        (2) On July 12, 1995, the Partnership entered into three lease agreements ("Agreements") with Eastwind Airlines, Inc. ("Eastwind"). The Agreements provide for Eastwind to lease two aircraft previously on lease with US Air, for a term of four years. Effective November 1, 1995, Eastwind shall pay $70,000 per month in advance. In addition, Eastwind shall pay maintenance reserves and power-by-the-hour charges effective August 1, 1995. Maintenance reserves shall be $80 per airframe flight hour for scheduled "Q" checks and $7.50 per flight hour for scheduled landing gear overhaul. For each engine, power-by-the-hour charges shall be $60 per engine flight hour or cycle, whichever is greater.

        (3) Delta gave notice to the Partnership in early April 1995 that it would exercise an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft in December 1995. However, an agreement was reached with Delta in November 1995 to amend and extend the current lease until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the previous rate of $95,000 per month, it is in line with prevailing market rates. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the new expiration date as it did under the previous lease agreement.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

As of September 30, 1995, the Partnership had all six of its aircraft on-lease. One aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental"), two aircraft were on-lease to Trans World Airlines ("TWA") and two aircraft were on-lease to Eastwind Airlines ("Eastwind"). As of September 30, 1995, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

TWA continues to lease the Partnership's two remaining 727-200 Stage 2 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500 per aircraft. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease these aircraft. In light of the very competitive and weakened leasing market for this type of aircraft, there can be no assurances that the Partnership will be able to re-lease these aircraft once TWA exercises its option to terminate the leases.

The Partnership entered into an agreement with Eastwind in July 1995 to lease the Partnership's two 737-200 non-advanced aircraft, which had previously been on-lease to USAir. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind will pay the Partnership a monthly lease rate of $35,000 per aircraft commencing in November 1995. In addition, Eastwind is required to pay the Partnership an engine charge based on usage and is also required to fund airframe maintenance reserves effective August 1, 1995.

Delta gave notice to the Partnership in early April 1995 that it would exercise an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft in December 1995. However, an agreement was reached with Delta in November 1995 to amend and extend the current lease until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the previous rate of $95,000 per month, it is in line with prevailing market rates. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the new expiration date as it did under the previous lease agreement.

At September 30, 1995, the Partnership had unrestricted cash and cash equivalents of $3,506,257, as compared to $2,785,283 at December 31, 1994. The $720,974 increase in unrestricted cash and cash equivalents is primarily attributable to the proceeds received from the sale of the 727-200 non-advanced aircraft in June 1995 which had previously been on-lease to TWA. The Partnership's restricted cash balance at September 30, 1995 of $321,797 was unchanged from December 31, 1994. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

As of September 30, 1995, the Partnership had a rent receivable balance totalling $125,869, compared to $0 at December 31, 1994. The balance at September 30, 1995 represents second quarter 1995 rental payments owed to the Partnership by USAir and maintenance reserves and engine charges earned by the Partnership in accordance with the new lease agreements with Eastwind.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of September 30, 1995, Continental had made principal payments on the loan totalling $88,212. Principal payments made on the loan by Continental during the first three quarters of 1995, totalling $50,003, are the reason for the decrease in the Partnership's loan receivable balance, which totalled $189,991 at September 30, 1995, compared to $239,994 at December 31, 1994. Continental makes monthly lease payments to the Partnership of $180,000.

Accounts payable and accrued expenses totalled $406,066 at September 30, 1995, compared to $253,292 at December 31, 1994. The increase is primarily attributable to management and re-leasing fees earned by the General Partners which were unpaid as of September 30, 1995, and a sales fee earned by a General Partner as a result of the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA.

As of September 30, 1995, the Partnership had a security deposit balance totalling $50,000, compared to $0 at December 31, 1994. The balance at September 30, 1995 represents a security deposit made to the Partnership by Eastwind in conjunction with the lease executions for the Partnership's two 737-200 non-advanced aircraft in the third quarter of 1995. On August 3, 1995, the Partnership paid a distribution to the Unitholders for the period from April 1, 1995 to June 30, 1995, in the amount of $1,060,822, or approximately $.22 per Unit. At September 30, 1995, the Partnership had a distribution payable to Unitholders of $1,049,287, or approximately $.21 per Unit. This amount reflects the 1995 third quarter cash distribution, which was funded from cash flow from operations. This distribution was subsequently paid on November 2, 1995.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distributions will be reduced if TWA terminates the leases for the Partnership's two 727-200 aircraft.

Results of Operations

Substantially all of the Partnership's revenue for the nine months ended September 30, 1995 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases and, to a lesser extent, the sale of the 727-200 non-advanced plane in June 1995.

For the three and nine months ended September 30, 1995, the Partnership reported net losses of $220,440 and $128,881, respectively, as compared to net losses of $75,960 and $669,135, respectively, for the corresponding periods in 1994. The increase for the three month period is primarily attributable to a decrease in rental income, partially offset by decreases in depreciation expense and management fees. The decrease for the nine month period is primarily attributable to a gain on the June 1995 sale of the 727-200 non-advanced aircraft totalling $446,375, partially offset by a decline in rental income.

Rental income for the three and nine months ended September 30, 1995, was $1,075,869 and $3,535,869, respectively, compared to $1,395,000 and $3,735,000, respectively, for the corresponding periods in 1994. The decreases are primarily attributable to (i) the lease expiration and subsequent sale of one of the 727-200 non-advanced aircraft, formerly on-lease with TWA, in November 1994, (ii) the reduction of the monthly lease rates paid by TWA as a result of the lease extensions negotiated for the Partnership's two remaining 727-200 non-advanced aircraft in the fourth quarter of 1994 and (iii) the idle status of the Partnership's two 737-200 non-advanced aircraft subsequent to the expiration of the leases with USAir in May 1995. The decrease for the nine month period is partially offset by the lease agreement with Continental, which became effective on March 15, 1994.

Interest income for the three and nine months ended September 30, 1995 was $61,934 and $160,013, respectively, compared to $22,827 and $69,868, respectively, for the corresponding periods in 1994. The increases are due to an increase in the Partnership's invested cash balance, higher interest rates, and interest income earned on the loan to Continental.

Depreciation expense for the three and nine months ended September 30, 1995 was $1,175,244 and $3,743,857, respectively, compared to $1,306,119 and $3,918,357, respectively, for the corresponding periods in 1994. The decreases are primarily attributable to the June 1995 sale of the 727-200 non-advanced aircraft, as discussed above.

Management fees for the three and nine months ended September 30, 1995 totalled $100,160 and $323,020, respectively, as compared to $126,180 and $326,949, respectively, for the corresponding periods in 1994. Management fees are based on rental income and operating revenue. The decrease for the three month period is primarily attributable to a decrease in rental income during the third quarter of 1995, as discussed above.

General and administrative expenses for the three and nine months ended September 30, 1995 were $67,889 and $157,952, respectively, as compared to $49,488 and $170,531, respectively, for the corresponding periods in 1994. The increase for the three month period is primarily attributable to legal expenses which were incurred in the third quarter of 1995 in connection with the new lease agreements with Eastwind. The decrease for the nine month period is primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the new lease agreement with Continental.

For the three and nine months ended September 30, 1995, operating expenses were $14,950 and $46,309, respectively, compared to $12,000 and $71,394, respectively, for the corresponding periods in 1994. The decrease for the nine month period is primarily attributable to a decrease in insurance expenditures. The decrease for the nine month period was partially offset by increased storage and maintenance expenses incurred by the Partnership during the 1995 period primarily as a result of the idle status of the 727-200 non-advanced aircraft which was returned to the Partnership by TWA in the fourth quarter of 1994 and subsequently sold in June 1995.



PART II   OTHER INFORMATION


Items 1-5   Not applicable

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits

		(27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					JETSTREAM, L.P.

		              	BY:	JET AIRCRAFT LEASING INC.
                                        Administrative General Partner


Date: November 14, 1995          BY:       /s/ Moshe Braver
                                 Name:         Moshe Braver
                                 Title:        Director and President



Date: November 14, 1995          BY:       /s/ John Stanley
                                 Name:         John Stanley
                                 Title:        Vice President and
                                               Chief Financial Officer