Form 10-Q
period 1996-03-31
JETSTREAM LP
filed 1996-05-15
CIK 825336

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16836


                                JETSTREAM, L.P.
              Exact Name of Registrant as Specified in its Charter


         Delaware                                          84-1053359
State or Other Jurisdiction                             I.R.S. Employer
of Incorporation or Organization                       Identification No.



3 World Financial Center, 29th Floor,
New York, NY  Attn: Andre Anderson                           10285
Address of Principal Executive Offices                      Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____




Balance Sheets
                                            At March 31,     At December 31,
                                                   1996                1995

Assets
Aircraft, at cost                          $ 25,537,000        $ 24,287,000
Less accumulated depreciation               (10,365,270)         (9,401,952)
                                             15,171,730          14,885,048
Cash and cash equivalents                     2,654,133           3,494,433
Restricted cash                                 321,797             321,797
Rent receivable (net of allowance
 for doubtful accounts of $70,000
 in 1996 and 1995)                               33,008              58,758
Loan receivable                                 154,900             172,636
Interest receivable                                 544                 605
Prepaid expenses                                    ---               3,125
Total Assets                               $ 18,336,112        $ 18,936,402

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses    $    595,970        $    244,647
  Distribution payable                        1,118,478           1,058,778
  Deferred revenue                              107,500              90,000
  Security deposit                               50,000              50,000
Total liabilities                             1,871,948           1,443,425

Partners' Capital (Deficit):
 General Partners                             (813,370)           (803,082)
 Limited Partners
 (4,895,005 units outstanding)               17,277,534          18,296,059
    Total Partners' Capital                  16,464,164          17,492,977
   Total Liabilities and Partners' Capital $ 18,336,112        $ 18,936,402



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                         General        Limited
                                        Partners       Partners         Total
Balance at December 31, 1995          $ (803,082)   $18,296,059   $17,492,977
Net income                                   897         88,768        89,665
Cash distributions                       (11,185)    (1,107,293)   (1,118,478)
Balance at March 31, 1996             $ (813,370)   $17,277,534   $16,464,164



Statements of Operations
For the three months ended March 31,                      1996          1995
Income
Rental                                             $ 1,189,425   $ 1,230,000
Interest                                                50,872        44,828
  Total income                                       1,240,297     1,274,828

Expenses
Depreciation                                           963,318     1,306,119
Management fees                                        110,685       112,224
General and administrative                              47,477        47,393
Operating                                               29,152        17,522
  Total expenses                                     1,150,632     1,483,258
  Net Income (Loss)                                $    89,665   $  (208,430)

Net Income (Loss) Allocated:
To the General Partners                            $       897   $    (2,084)
To the Limited Partners                                 88,768      (206,346)
                                                   $    89,665   $  (208,430)
Per limited partnership unit
(4,895,005 outstanding)                                   $.02         $(.04)



Statements of Cash Flows
For the three months ended March 31,
                                                          1996          1995
Cash Flows From Operating Activities
Net income (loss)                                     $ 89,665     $(208,430)
Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
   Depreciation                                        963,318     1,306,119
   Increase (decrease) in cash arising
   from changes in operating assets and liabilities:
     Rent receivable                                    25,750           ---
     Interest receivable                                    61           114
     Prepaid expenses                                    3,125           ---
     Accounts payable and accrued expenses             351,323       (28,093)
     Deferred revenue                                   17,500           ---
Net cash provided by operating activities            1,450,742     1,069,710

Cash Flows From Investing Activities
Additions to aircraft                               (1,250,000)          ---
Loan receivable                                         17,736        16,399
Net cash provided by
 (used for) investing activities                    (1,232,264)       16,399

Cash Flows From Financing Activities
Cash distributions                                  (1,058,778)   (1,174,627)
Net cash used for financing activities              (1,058,778)   (1,174,627)
Net decrease in cash and cash equivalents             (840,300)      (88,518)
Cash and cash equivalents, beginning of period       3,494,433     2,785,283
Cash and cash equivalents, end of period           $ 2,654,133   $ 2,696,765



Notes to the Financial Statements
The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
As of March 31, 1996, the Partnership had all six of its aircraft on-lease. One was on lease to Delta Air Lines ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental"), two aircraft were on-lease to Trans World Airlines ("TWA") and two aircraft were on-lease to Eastwind Airlines ("Eastwind"). At March 31, 1996, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

TWA continues to lease the Partnership's two remaining 727-200 Stage 2 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500 per aircraft. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. Once the aircraft are returned to the Partnership, the General Partners believe that it will be very difficult to re- lease them to another airline.

The Partnership's two 737-200 Stage 2 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind pays the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an engine charge based on usage and is also required to pay airframe maintenance charges. Heavy maintenance or "Q" checks, which entail refurbishing an aircraft's airframe and repairing or replacing various time-sensitive components of the aircraft, excluding the engines, were recently completed on each of the aircraft on-lease to Eastwind. The Q checks were completed at a cost to the Partnership of approximately $850,000 per aircraft. It is anticipated, however, that costs incurred by the Partnership in connection with the Q checks will be recovered by the maintenance charges which are expected to be paid by Eastwind over the term of the leases. Costs associated with the Q checks in excess of $850,000 will be paid by Eastwind. During the course of the Q checks, which took approximately four to five weeks for each aircraft, the Partnership did not receive rental payments from Eastwind.

An agreement was reached with Delta in November 1995 to amend and extend the current lease for the Partnership's 737-200 advanced aircraft until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the previous rate of $95,000 per month, it was representative of prevailing market rates at the time. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the expiration date as it did under the previous lease agreement.

At March 31, 1996, the Partnership had unrestricted cash and cash equivalents of $2,654,133, compared to $3,494,433 at December 31, 1995. The $840,300 decrease is primarily due to payments made by the Partnership during the first quarter of 1996 in connection with the Q checks on the two 737-200 non-advanced aircraft on- lease to Eastwind as discussed above. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1995. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of March 31, 1996, Continental had made principal payments on the loan totalling $123,303. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $154,900 at March 31, 1996 as compared to $172,636 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000.

At March 31, 1996, the Partnership had a rent receivable balance totalling $33,008, compared to $58,758 at December 31, 1995. The balances for both periods represent unpaid engine charges and airframe maintenance charges owed to the Partnership by Eastwind Airlines in accordance with the lease agreements. The decrease in the rent receivable balance at March 31, 1996 is primarily attributable to a decrease in such charges as a result of both of the aircraft on-lease to Eastwind being taken out of operation for a portion of the first quarter of 1996 to undergo a Q check.

Accounts payable and accrued expenses totalled $595,970 at March 31, 1996, compared to $244,647 at December 31, 1995. The increase is primarily attributable to the accrual of approximately $350,000 in costs incurred by the Partnership in connection with the Q checks that were performed on the Partnership's two 737-200 non-advanced aircraft currently on- lease to Eastwind.

Deferred revenue at March 31, 1996 totalled $107,500, compared to $90,000 at December 31, 1995. The increase is primarily attributable to the timing of rental payments made to the Partnership by Eastwind.

On February 2, 1996, the Partnership paid a distribution to the Unitholders for the period from October 1, 1995 to December 31, 1995, in the amount of $1,048,190, or approximately $.21 per Unit. At March 31, 1996, the Partnership had a distribution payable to Unitholders of $1,107,293, or approximately $.23 per Unit. This amount reflects the 1996 first quarter cash distribution, which was funded from cash flow from operations. This distribution was subsequently paid on May 10, 1996.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft which it is currently leasing on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the three months ended March 31, 1996 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1996 consisted of interest income.

For the three months ended March 31, 1996, the Partnership generated net income of $89,665, compared to a net loss of $208,430 for the corresponding period in 1995. The change from net loss to net income is primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the sale of the 727-200 non-advanced aircraft in June 1995 that had previously been on-lease to TWA.

Rental income for the three months ended March 31, 1996 was $1,189,425, compared to $1,230,000 for the corresponding period in 1995. The slight decrease is primarily due to the reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995.

Interest income for the three months ended March 31, 1996 was $50,872, compared to $44,828 for the corresponding period in 1995. The increase is primarily attributable to an increase in the Partnership's invested cash balance.

Depreciation expense for the three months ended March 31, 1996 totalled $963,318, compared to $1,306,119 for the corresponding period in 1995. The decrease is primarily attributable to the sale of the 727-200 non-advanced aircraft in June 1995 as discussed above and two of the Partnership's aircraft being fully depreciated in 1995.

Operating expenses for the three months ended March 31, 1996 totalled $29,152, compared to $17,522 for the corresponding period in 1995. The increase is primarily attributable to consulting costs which were incurred by the Partnership in connection with the Q check on the two aircraft leased to Eastwind.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.


               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K-

               On March 18, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.



                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JETSTREAM, L.P.
                    BY:       JET AIRCRAFT LEASING INC.
                              General Partner


Date: May 13, 1996            BY:   /s/ Moshe Braver
                              Name:     Moshe Braver
                              Title:    Director and President


Date: May 13, 1996            BY:   /s/ John Stanley
                              Name:     John Stanley
                              Title:    Vice President and
                                        Chief Financial Officer