Form 10-Q
period 1996-06-30
JETSTREAM LP
filed 1996-08-14
CIK 825336

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended June 30, 1996

                                       or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16836


                                JETSTREAM, L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                          84-1053359
State or Other Jurisdiction of                          I.R.S. Employer
Incorporation or Organization                          Identification No.

3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                         10285
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


Balance Sheets                                   At June 30,  At December 31,
                                                       1996             1995
Assets
Aircraft, at cost:                              $25,987,000      $24,287,000
Less accumulated depreciation                   (11,414,013)      (9,401,952)
                                                 14,572,987       14,885,048
Cash and cash equivalents                         2,213,269        3,494,433
Restricted cash                                     321,797          321,797
Rent receivable (net of allowance for doubtful
   accounts of $70,000 in 1996 and 1995)             80,576           58,758
Loan receivable                                     136,873          172,636
Interest receivable                                     509              605
Prepaid expenses                                        ---            3,125
        Total Assets                            $17,326,011      $18,936,402
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $   451,627      $   244,647
  Distribution payable                            1,277,614        1,058,778
  Deferred revenue                                  125,000           90,000
  Security deposit                                   50,000           50,000
        Total Liabilities                         1,904,241        1,443,425

Partners' Capital (Deficit):
  General Partners                                 (823,794)        (803,082)
  Limited Partners (4,895,005 units outstanding) 16,245,564       18,296,059
        Total Partners' Capital                  15,421,770       17,492,977
        Total Liabilities and Partners' Capital $17,326,011      $18,936,402



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                    General         Limited
                                   Partners        Partners           Total
Balance at December 31, 1995     $ (803,082)    $18,296,059     $17,492,977
Net income                            3,249         321,636         324,885
Cash distributions                  (23,961)     (2,372,131)     (2,396,092)
Balance at June 30, 1996         $ (823,794)    $16,245,564     $15,421,770



Statements of Operations                 Three Months            Six Months
                                        ended June 30,         ended June 30,
                                      1996        1995        1996       1995
Income
Rental                          $1,391,246  $1,230,000  $2,580,671 $2,460,000
Other                               42,676         ---      42,676        ---
Interest                            37,047      53,251      87,919     98,079
  Total income                   1,470,969   1,283,251   2,711,266  2,558,079

Expenses
Depreciation                     1,048,743   1,262,494   2,012,061  2,568,613
Management fees                    127,846     110,636     238,531    222,860
General and administrative          38,727      42,670      86,204     90,063
Operating                           20,433      13,837      49,585     31,359
  Total expenses                 1,235,749   1,429,637   2,386,381  2,912,895
Income (loss) from operations      235,220    (146,386)    324,885   (354,816)

Other Income
Gain on sale of aircraft               ---     446,375         ---    446,375
Net Income                      $  235,220  $  299,989  $  324,885 $   91,559

Net Income Allocated:
To the General Partners         $    2,352  $    3,000  $    3,249 $      916
To the Limited Partners            232,868     296,989     321,636     90,643
                                $  235,220  $  299,989  $  324,885 $   91,559
Per limited partnership unit
(4,895,005 outstanding)               $.05        $.06        $.07       $.02



Statements of Cash Flows
For the six months ended June 30,                          1996         1995
Cash Flows From Operating Activities
Net income                                           $  324,885   $   91,559
Adjustments to reconcile net income to net cash
provided by operating activities:
 Gain on sale of aircraft                                   ---     (446,375)
 Depreciation                                         2,012,061    2,568,613
 Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
   Rent receivable                                      (21,818)     (70,000)
   Interest receivable                                       96          218
   Prepaid expenses                                       3,125          ---
   Accounts payable and accrued expenses                  6,980       53,850
   Deferred revenue                                      35,000          ---
Net cash provided by operating activities             2,360,329    2,197,865
Cash Flows From Investing Activities
Loan receivable                                          35,763       33,031
Additions to aircraft                                (1,700,000)         ---
Accounts payable - additions to aircraft                200,000          ---
Proceeds from sale of aircraft - net                        ---      751,750
Net cash provided by (used for) investing activities (1,464,237)     784,781
Cash Flows From Financing Activities
Cash distributions                                   (2,177,256)  (2,260,736)
Net cash used for financing activities               (2,177,256)  (2,260,736)
Net increase (decrease) in cash and cash equivalents (1,281,164)     721,910
Cash and cash equivalents, beginning of period        3,494,433    2,785,283
Cash and cash equivalents, end of period             $2,213,269   $3,507,193



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
As of June 30, 1996, the Partnership had all six of its aircraft on-lease. One aircraft was on-lease to Delta Air Lines ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental"), two aircraft were on-lease to Trans World Airlines ("TWA") and two aircraft were on-lease to Eastwind Airlines ("Eastwind"). At June 30, 1996, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates in recent years, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

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

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind pays the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an engine charge based on usage and airframe maintenance charges. Heavy maintenance or "Q" checks, which entail refurbishing an aircraft's airframe and repairing or replacing various time-sensitive components of the aircraft, excluding the engines, were completed during the first and second quarters on each of the aircraft on-lease to Eastwind. The Q checks were completed at a cost to the Partnership of approximately $850,000 per aircraft. It is anticipated, however, that costs incurred by the Partnership in connection with the Q checks will be recovered by the maintenance charges which are expected to be paid by Eastwind over the term of the leases. Eastwind was responsible for funding costs associated with the Q checks on each aircraft in excess of $850,000. During the course of the Q checks, which took approximately four to five weeks for each aircraft, the Partnership did not receive rental payments from Eastwind.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

At June 30, 1996, the Partnership had unrestricted cash and cash equivalents of $2,213,269, compared to $3,494,433 at December 31, 1995. The $1,281,164 decrease is primarily due to payments made by the Partnership during the first and second quarters of 1996 in connection with the heavy maintenance or "Q" checks on the two 737-200 non-advanced aircraft on-lease to Eastwind. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1995. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of June 30, 1996, Continental had made principal payments on the loan totalling $141,330. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $136,873 at June 30, 1996 as compared to $172,636 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000.

At June 30, 1996, the Partnership had a rent receivable balance totalling $80,576, compared to $58,758 at December 31, 1995. The higher rent receivable balance at June 30, 1996 is primarily attributable to an increase in unpaid engine charges and airframe maintenance charges owed to the Partnership by Eastwind Airlines as a result of an increase in the usage of the Partnership's two 737-200 non-advanced aircraft by Eastwind during the second quarter of 1996.

Accounts payable and accrued expenses totalled $451,627 at June 30, 1996, compared to $244,647 at December 31, 1995. The increase is primarily attributable to the accrual of approximately $200,000 in remaining costs incurred by the Partnership in connection with the Q checks that were performed on the Partnership's two 737-200 non-advanced aircraft currently on-lease to Eastwind.

Deferred revenue at June 30, 1996 totalled $125,000, compared to $90,000 at December 31, 1995. The increase is primarily attributable to the timing of rental payments made to the Partnership by Eastwind.

On May 10, 1996, the Partnership paid a distribution to the Unitholders for the period from January 1, 1996 to March 31, 1996, in the amount of $1,107,293, or approximately $.23 per Unit. At June 30, 1996, the Partnership had a distribution payable to Unitholders of $1,264,838, or approximately $.26 per Unit. This amount reflects the 1996 second quarter cash distribution, which was funded from cash flow from operations. This distribution was subsequently paid on August 7, 1996.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft which it is currently leasing on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the six months ended June 30, 1996 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases.

For the three and six months ended June 30, 1996, the Partnership generated net income of $235,220 and $324,885, respectively, compared to net income of $299,989 and $91,559 for the corresponding periods in 1995. The decrease for the three month period is primarily attributable to a $446,375 gain recognized during the second quarter of 1995 as a result of the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA. No such gain was recognized in the second quarter of 1996. Excluding the gain on sale of aircraft, the Partnership recorded a loss from operations for the three months ended June 30, 1995 totalling $146,386, compared to income from operations for the three months ended June 30, 1996 totalling $235,220. The increase in net income (excluding the aforementioned gain on the June 1995 sale of the 727-200 aircraft formerly on-lease to TWA) for both the three and six month periods is primarily attributable to higher rental income and a decrease in depreciation expense.

Rental income for the three and six months ended June 30, 1996 was $1,391,246 and $2,580,671, respectively, compared to $1,230,000 and $2,460,000 for the corresponding periods in 1995. The increases for both periods are primarily due to the execution of the leases with Eastwind in the third quarter of 1995 for the Partnership's two 737-200 non-advanced aircraft. The increases in both periods were partially offset by a reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995 and the expiration of the leases with USAir in May 1995.

Other income totalled $42,676 for the three and six months ended June 30, 1996, compared to $0 for the corresponding periods in 1995. The balance for the 1996 periods reflects a payment received by the Partnership as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Interest income for the three and six months ended June 30, 1996 totalled $37,047 and $87,919, respectively, compared to $53,251 and $98,079 for the corresponding periods in 1995. The decreases in both periods are primarily due to decreases in the Partnership's invested cash balance during the 1996 periods.

Depreciation expense for the three and six months ended June 30, 1996 totalled $1,048,743 and $2,012,061, respectively, compared to $1,262,494 and $2,568,613 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA and the two aircraft currently on-lease to TWA being fully depreciated in April 1995.

Operating expenses for the three and six months ended June 30, 1996 totalled $20,433 and $49,585, respectively, compared to $13,837 and $31,359 for the corresponding periods in 1995. The increases for both periods are primarily attributable to consulting costs which were incurred by the Partnership in connection with the Q checks on the two aircraft leased to Eastwind.



Part II        Other Information

Item 1         Legal Proceedings

               The Partnership filed an administrative claim against Pan Am in Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled in the second quarter of 1996. The Partnership received $42,676 as settlement of this claim in April 1996.

Items 2-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                  (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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

                                       JETSTREAM, L.P.

                                  BY:  JET AIRCRAFT LEASING INC.
                                       General Partner


Date: August 13, 1996             BY:  /s/ Moshe Braver
                                  Name:    Moshe Braver
                                           Director and President



Date: August 13, 1996             BY:  /s/ John Stanley
                                  Name:    John Stanley
                                           Vice President and
                                           Chief Financial Officer