Form 10-Q
period 1996-09-30
JETSTREAM LP
filed 1996-11-14
CIK 825336

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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



Balance Sheets                             At September 30,  At December 31,
                                                      1996             1995
Assets
Aircraft, at cost:                             $25,987,000      $24,287,000
Less accumulated depreciation                  (12,437,756)      (9,401,952)
                                                13,549,244       14,885,048
Cash and cash equivalents                        1,854,898        3,494,433
Restricted cash                                    321,797          321,797
Rent receivable (net of allowance
 for doubtful accounts of $190,000
 in 1996 and $70,000 in 1995)                      118,596           58,758
Loan receivable                                    118,479          172,636
Interest receivable                                    389              605
Prepaid expenses                                       ---            3,125
  Total Assets                                 $15,963,403      $18,936,402

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses         $   365,524      $   244,647
 Distribution payable                            1,119,243        1,058,778
 Deferred revenue                                   90,000           90,000
 Security deposit                                   50,000           50,000
  Total Liabilities                              1,624,767        1,443,425

Partners' Capital (Deficit):
 General Partners                                 (835,925)        (803,082)
 Limited Partners (4,895,005 units outstanding) 15,174,561       18,296,059
  Total Partners' Capital                       14,338,636       17,492,977
  Total Liabilities and Partners' Capital      $15,963,403      $18,936,402



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                        General         Limited
                                       Partners        Partners         Total
Balance at December 31, 1995          $(803,082)    $18,296,059   $17,492,977
Net income                                2,310         358,684       360,994
Cash distributions                      (35,153)     (3,480,182)   (3,515,335)
Balance at September 30, 1996         $(835,925)    $15,174,561   $14,338,636



Statements of Operations
                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                 1996          1995        1996         1995
Income
Rental, net of allowance
 of $120,000 in 1996       $1,208,207    $1,075,869  $3,788,878   $3,535,869
Other                             ---           ---      42,676          ---
Interest                       34,917        61,934     122,836      160,013
 Total Income               1,243,124     1,137,803   3,954,390    3,695,882

Expenses
Depreciation                1,023,743     1,175,244   3,035,804    3,743,857
Management fees               117,907       100,160     356,438      323,020
General and administrative     58,531        67,889     144,735      157,952
Operating                     136,834        14,950     186,419       46,309
 Total Expenses             1,337,015     1,358,243   3,723,396    4,271,138
Income (loss) from operations (93,891)     (220,440)    230,994     (575,256)

Other Income
Gain on sale of
 aircraft and engine          130,000           ---     130,000      446,375
Net Income (Loss)           $  36,109    $ (220,440) $  360,994   $ (128,881)

Net Income (Loss) Allocated:
To the General Partners     $    (939)   $   (2,205) $    2,310   $   (1,289)
To the Limited Partners        37,048      (218,235)    358,684     (127,592)
                            $  36,109    $ (220,440) $  360,994   $ (128,881)
Per limited partnership unit
(4,895,005 outstanding)          $.01         $(.05)       $.07        $(.03)



Statements of Cash Flows
For the nine months ended September 30,                     1996         1995
Cash Flows From Operating Activities
Net income (loss)                                     $  360,994    $(128,881)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Gain on sale of aircraft and engine                    (130,000)    (446,375)
 Depreciation                                          3,035,804    3,743,857
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
   Rent receivable                                       (59,838)    (125,869)
   Interest receivable                                       216          273
   Prepaid expenses                                        3,125       (5,000)
   Accounts payable and accrued expenses                 120,877      152,774
   Security deposit                                          ---       50,000
Net cash provided by operating activities              3,331,178    3,240,779

Cash Flows From Investing Activities
Loan receivable                                           54,157       50,003
Additions to aircraft                                 (1,700,000)         ---
Proceeds from sale of aircraft and engine - net          130,000      751,750
Net cash provided by (used for) investing activities  (1,515,843)     801,753

Cash Flows From Financing Activities
Cash distributions                                    (3,454,870)  (3,321,558)
Net cash used for financing activities                (3,454,870)  (3,321,558)
Net increase (decrease) in cash                       (1,639,535)     720,974
Cash and cash equivalents, beginning of period         3,494,433    2,785,283

Cash and cash equivalents, end of period              $1,854,898   $3,506,257



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
As of September 30, 1996, the Partnership had all six of its aircraft on-lease. One aircraft was on-lease to Delta Air Lines ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental"), two aircraft were on-lease to Trans World Airlines ("TWA") and two aircraft were on-lease to Eastwind Airlines ("Eastwind"). At September 30, 1996, all airlines to which the Partnership had aircraft on-lease, except Eastwind, were current on their lease obligations.

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

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind pays the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an engine charge and airframe maintenance charges based on usage. Due to operating losses incurred during the third quarter of 1996, Eastwind was unable to make its rental payments for the month of September as well as monthly maintenance reserve payments for the third quarter and is in default under the terms of the lease agreements. The entire delinquent amount owed to the Partnership as of September 30, 1996 totalled approximately $240,000. In addition, rental payments and monthly reserve payments have not been made subsequent to the end of the third quarter of 1996. Eastwind has indicated to the Partnership that it hopes to obtain financing by the end of 1996 in an effort to improve its financial position and pay the entire delinquent amount owed to the Partnership. There can be no assurances, however, that Eastwind's efforts will be successful. As a result of Eastwind's inability to pay rent for September 1996 and monthly reserve payments for the third quarter of 1996, the Partnership has established a reserve as of September 30, 1996 in the amount of $120,000. In the event the airline's attempts to obtain additional financing and cure the defaults are unsuccessful, the Partnership's level of cash flow from operations would decrease and a reserve would be established for the entire delinquent amount. Furthermore, it is likely that the Partnership would request that Eastwind return the aircraft to the Partnership in accordance with the terms of the lease agreements. The General Partners continue to closely monitor Eastwind's operations to determine if there will be any additional impact on the status of the Partnership's aircraft.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of September 30, 1996, Continental had made cumulative principal payments on the loan totalling $159,724. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $118,479 at September 30, 1996 as compared to $172,636 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000.

At September 30, 1996, the Partnership had unrestricted cash and cash equivalents of $1,854,898, compared to $3,494,433 at December 31, 1995. The $1,639,535 decrease is primarily due to payments made by the Partnership during the first half of 1996 in connection with the heavy maintenance or "Q" checks on the two 737-200 non-advanced aircraft on-lease to Eastwind. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1995. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

At September 30, 1996, the Partnership had a rent receivable balance totalling $118,596, compared to $58,758 at December 31, 1995. The higher rent receivable balance at September 30, 1996 is primarily attributable to unpaid rent for September 1996 as well as an increase in unpaid engine charges and airframe maintenance charges owed to the Partnership by Eastwind Airlines as discussed above.

Accounts payable and accrued expenses totalled $365,524 at September 30, 1996, compared to $244,647 at December 31, 1995. The increase is primarily attributable to the accrual of $130,000 to reimburse one of the Partnership's general partners for aircraft operating expenses paid by the general partner.

On August 7, 1996, the Partnership paid a distribution to the Unitholders for the period from April 1, 1996 to June 30, 1996, in the amount of $1,264,838, or approximately $.26 per Unit. At September 30, 1996, the Partnership had a distribution payable to Unitholders of $1,109,351 or approximately $.23 per Unit. This amount reflects the 1996 third quarter cash distribution, which was funded from cash flow from operations and the proceeds from the sale of an engine that was previously on one of the Partnership's 737-200 non-advanced aircraft currently on-lease to Eastwind. This distribution was subsequently paid on November 8, 1996.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft which it is currently leasing on a month-to-month basis. The Partnership's future level of cash flow could be further reduced if Eastwind, which leases the Partnership's two 737-200 non-advanced aircraft, is unable to remedy its financial difficulties and cure the existing defaults under the current leases, as discussed above.

Results of Operations
Substantially all of the Partnership's revenue for the nine months ended September 30, 1996 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases.

For the three and nine months ended September 30, 1996, the Partnership generated net income of $36,109 and $360,994, respectively, compared to net losses of $220,440 and $128,881 for the corresponding periods in 1995. The change from net loss to net income for both periods is primarily attributable to higher rental income and a decrease in depreciation expense. The net loss for the nine months ended September 1995 includes a gain on the June 1995 sale of the 727-200 aircraft formerly on-lease to TWA. Excluding this gain, the Partnership generated a loss from operations during the first nine months of 1995 totalling $575,256. Net income for the 1996 periods includes a $130,000 gain on the August 1996 sale of an engine that was previously on one of the Partnership's 737-200 non-advanced aircraft currently on-lease to Eastwind. Excluding this gain, the Partnership generated a loss from operations totalling $93,891 and income from operations totalling $230,994, respectively, for the three and nine months ended September 30, 1996.

Rental income for the three and nine months ended September 30, 1996 was $1,208,207 and $3,788,878, respectively, compared to $1,075,869 and $3,535,869 for the corresponding periods in 1995. The increases for both periods are primarily due to the execution of the leases with Eastwind in the third quarter of 1995 for the Partnership's two 737-200 non-advanced aircraft. The increases in both periods were partially offset by a reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995 and the expiration of the leases with USAir in May 1995. Also offsetting the increases in rental income was the establishment of a $120,000 reserve as a result of Eastwind's inability to pay the Partnership rent for September 1996 and monthly maintenance reserve payments for the third quarter of 1996, as discussed above.

Other income totalled $0 and $42,676 for the three and nine months ended September 30, 1996, compared to $0 for the corresponding periods in 1995. The balance of $42,676 for the nine-months ended September 30, 1996 reflects a payment received by the Partnership as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Interest income for the three and nine months ended September 30, 1996 totalled $34,917 and $122,836, respectively, compared to $61,934 and $160,013 for the corresponding periods in 1995. The decreases in both periods are primarily due to decreases in the Partnership's invested cash balance during the 1996 periods.

Depreciation expense for the three and nine months ended September 30, 1996 totalled $1,023,743 and $3,035,804, respectively, compared to $1,175,244 and $3,743,857 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA and the two aircraft currently on-lease to TWA being fully depreciated in April 1995.

General and administrative expenses for the three and nine months ended September 30, 1996 totalled $58,531 and $144,735, respectively, compared to $67,889 and $157,952 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to a decrease in legal expenses incurred by the Partnership during 1996.

Operating expenses for the three and nine months ended September 30, 1996 totalled $136,834 and $186,419, respectively, compared to $14,950 and $46,309 for the corresponding periods in 1995. The increases for both periods are primarily attributable to the accrual of $130,000 to reimburse one of the Partnership's general partners for aircraft operating expenses paid by the general partner.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.



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



                                    JETSTREAM, L.P.

                                BY: JET AIRCRAFT LEASING INC.
                                    General Partner


Date:  November 13, 1996        BY:  /s/ Moshe Braver
                                Name:    Moshe Braver
                                         Director and President




Date:  November 13, 1996        BY:  /s/ John Stanley
                                Name:    John Stanley
                                         Vice President and
                                         Chief Financial Officer