Form 10-K
period 1996-12-31
JETSTREAM LP
filed 1997-03-19
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number:  0-16836


                                JETSTREAM, L.P.
              Exact name of registrant as specified in its charter


           Delaware                                        84-1053359
State or other jurisdiction                             I.R.S. Employer
of incorporation or organization                       Identification No.

Attn: Andre Anderson,
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

Annual Report to Unitholders for the year ended December 31, 1996 (Portions of Parts I, II, III & IV).

                                     PART I

Item 1.  Business.
General Development of Business
JetStream, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on April 16, 1987. The general partners of the Partnership (the "General Partners") are CIS Aircraft Partners, Inc., the Managing General Partner ("CAP"), a Delaware corporation that is an affiliate of Continental Information Systems Corporation, and Jet Aircraft Leasing Inc., the Administrative General Partner, a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman") (See Item 10).

Although the Partnership was organized on April 16, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to October 28, 1987, at which time the Partnership commenced operations. During the period between October 29, 1987 and November 4, 1987, the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1996, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the financial statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

The following table describes the Partnership's portfolio of aircraft as of December 31, 1996. This table provides certain operational statistics and estimated market values for the aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government noise and maintenance regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, for additional information on the lease terms for each aircraft. Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, for an overview of the aircraft leasing industry.


                                                         Estimated                                 Cumulative   Cumulative
Aircraft Model                Acquisition   Net Book     Market       Lease           Noise        Flight       Flight
Year Delivered   Lessee       Cost (1)      Value (2)    Value (3)    Expiration (4)  Compliance   Cycles (5)   Hours (5)
MD-80 Series     Continental  $27,396,997   $8,525,697  $16,564,900    3/15/98         Stage 3      14,803       29,865
 1986

B-737-200 ADV    Delta        $15,222,609   $2,689,387   $5,060,800    9/30/99         Stage 2      34,699       52,536
 1979

B-737-200        Eastwind      $7,601,999     $646,875   $1,666,958   11/30/99         Stage 2      68,706       59,599
 1971

B-737-200        Eastwind      $7,601,999     $646,875   $2,071,874   11/30/99         Stage 2      68,438       59,984
 1971

B-727-200        TWA           $5,448,499           $0      $818,500     N/A (6)       Stage 2      46,176       68,080
 1969

B-727-200        TWA           $5,448,499           $0      $818,500     N/A (6)       Stage 2      45,573       67,074
 1969

TOTALS                        $68,720,602  $12,508,834   $27,001,532

_________________
NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2) As of December 31, 1996.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4) Lease expiration dates do not include renewal options.

(5) Continental and Eastwind data as of 12/31/96; Delta data as of 11/17/96; and TWA data as of 11/5/96.

(6) TWA currently leases the Partnership's two remaining 727-200 non-advanced aircraft on a month-to-month basis.

Aging Aircraft Maintenance - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hour and chronological age thresholds.

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

In negotiating future leases or in selling aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's aircraft effect such modifications under the terms of the current or future operating leases.

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

Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act") which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers were limited to 75% of 1990 base levels by the end of 1994, 50% of 1990 base levels by the end of 1996, with further reductions to 25% of 1990 base levels by the end of 1998, and ultimately to 0% by December 31, 1999. The Regulations would allow the issuance of transferable Stage 2 operating rights that expire in increments over the life of the phase-out period. These transferable rights would allow an operator that at any time reduced its Stage 2 fleet below that required by the phase-out schedule to transfer the "unused" base level to another operator.

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

Competition
The aircraft leasing industry is competitive and the success of any lessor is largely dependent upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

Since the Partnership's aircraft are subject to operating leases, the Partnership will be required to re-lease or sell such aircraft after the expiration of the current lease terms. The General Partners' ability to renew leases or to sell the aircraft owned by the Partnership is dependent upon, among other factors: (a) general economic conditions and economic conditions affecting the airline industry in particular; (b) the current operating profile of the aircraft, encompassing the age of the aircraft and the number of hours and cycles flown and compliance with all issued AD's as well as the general maintenance conditions of the aircraft; (c) the current fleet plans of the major end-users of the aircraft type; (d) any costs required to refurbish aircraft and to reconfigure aircraft to comply with all issued AD's and to conform with similar aircraft within a potential lessee's fleet; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; (f) the availability to the lessee or potential lessee of other similar aircraft from the Partnership's competition; and (g) the ability of the Managing General Partner to effectively market the aircraft. It is possible that any future lease renewals might be at lower lease rates than the Partnership currently receives, adversely impacting revenue.

Employees
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 7 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2.  Properties
Incorporated by reference to the Message to Investors section and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 3.  Legal Proceedings
The Partnership filed an administrative claim against Pan American World Airways, Inc. ("Pan Am") in Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled in the second quarter of 1996. The Partnership received $43,353 as settlement of this claim in 1996.

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holders Matters
The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1996, the number of Unitholders was 7,487.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the page prior to the Message to Investors, the Message to Investors, and Note 6 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 6.  Selected Financial Data
Incorporated by reference to the "Financial Highlights" section of the Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources
As of December 31, 1996, all six of the Partnership's Aircraft were on- lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), two aircraft were on-lease to Trans World Airlines Inc. ("TWA"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental").

The Partnership's two 737-200 non-advanced aircraft are currently on- lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an engine charge and airframe maintenance charges based on usage. Eastwind had been in default under the terms of the lease agreements as a result of its inability to make monthly rental payments to the Partnership for the final four months of 1996 and January 1997, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996 and January 1997. Eastwind's failure to make such payments were attributable to operating losses incurred by the airline during the third and fourth quarters of 1996. However, Eastwind was successful in securing additional financing and paid all delinquent amounts owed to the Partnership in January 1997.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of December 31, 1996, Continental had made cumulative principal payments on the loan totalling $178,515. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $99,688 at December 31, 1996 as compared to $172,636 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental expires in March 1998.

At December 31, 1996, the Partnership had unrestricted cash and cash equivalents of $1,573,594, compared to $3,494,433 at December 31, 1995. The $1,920,839 decrease is primarily due to payments made by the Partnership during the first half of 1996 in connection with heavy maintenance or "Q" checks completed during the first half of 1996 on the two 737-200 non-advanced aircraft on-lease to Eastwind. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1995. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

At December 31, 1996, the Partnership had a rent receivable balance totalling $603,311, compared to $58,758 at December 31, 1995. The increase is due to unpaid rent for the final four months of 1996, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996, owed by Eastwind Airlines as of December 31, 1996. Such delinquent payments were subsequently made by Eastwind in January 1997.

During the year ended December 31, 1996, the Partnership paid distributions to the Unitholders for the period from October 1, 1995 to December 31, 1995 and for the first three quarters of 1996, in the amounts of $1,048,190 and $3,481,482, respectively, which represent approximately $.21 and approximately $.71 per Unit, respectively. At December 31, 1996, the Partnership had a distribution payable to Unitholders of $1,335,241 or approximately $.27 per Unit. This amount reflects the 1996 fourth quarter cash distribution which was primarily funded from cash flow from operations. The 1996 fourth quarter cash distribution, which was paid on February 11, 1997, also included a portion of 1996 third quarter rental income and maintenance reserves paid by Eastwind in January 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft, which are currently leased on a month-to-month basis.

On March 18, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.

Results of Operations
Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's Aircraft to commercial airlines under triple net operating leases. The balance of the Partnership's revenue during 1996 consisted of interest income.

1996 compared to 1995
For the twelve months ended December 31, 1996, the Partnership generated net income in the amount of $687,834, compared to a net loss of $170,290 for the corresponding period in 1995. The change from net loss to net income is primarily attributable to higher rental income and a decrease in depreciation expense. The net loss for the 1995 period includes a $446,375 gain on the June 1995 sale of the 727-200 aircraft formerly on-lease to TWA. Excluding this gain, the Partnership generated a loss from operations during 1995 totalling $616,665. Net income for the 1996 period includes a $130,000 gain on the August 1996 sale of an engine that was previously on one of the Partnership's 737-200 non-advanced aircraft currently on-lease to Eastwind. Excluding this gain, the Partnership generated income from operations during 1996 totalling $557,834.

Rental income for the twelve months ended December 31, 1996 was $5,248,593, compared to $4,837,439 for the corresponding period in 1995. The increase in rental income is primarily due to the execution of the leases with Eastwind in the third quarter of 1995 for the Partnership's two 737-200 non-advanced aircraft. The increases in both periods were partially offset by a reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995 and the expiration of the leases with USAir in May 1995.

Other income totalled $43,353 for the twelve months ended December 31, 1996, compared to $0 for the corresponding period in 1995. The balance for the twelve months ended December 31, 1996 reflects payments received by the Partnership as settlement of an administrative claim by the Partnership against Pan Am, which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Interest income for the twelve months ended December 31, 1996 totalled $150,740, compared to $215,050 for the corresponding period in 1995. The decrease is primarily due to a decrease in the Partnership's invested cash balance during the 1996 period.

Depreciation expense for the twelve months ended December 31, 1996 totalled $4,076,214, compared to $4,919,101 for the corresponding period in 1995. The decrease is primarily attributable to the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA and the two aircraft currently on-lease to TWA being fully depreciated in April 1995.

Operating expenses for the twelve months ended December 31, 1996 totalled $194,231, compared to $49,707 for the corresponding period in 1995. The increase is primarily attributable to the payment of approximately $130,000 to reimburse one of the Partnership's General Partners for previously incurred aircraft operating expenses paid by the General Partner, and, to a lesser extent, costs incurred by the Partnership in connection with the Q-checks performed on the Partnership's two aircraft on-lease to Eastwind during the first half of 1996.

Bad debt expense for the twelve months ended December 31, 1996 totalled $0, compared to $70,000 for the corresponding period in 1995. The balance for the twelve months ended December 31, 1995 represents June 1995 rent that was owed to the Partnership by USAir.

1995 compared to 1994
For the twelve months ended December 31, 1995, the Partnership reported a net loss of $170,290 as compared to a net loss of $783,993 for the corresponding period in 1994. The decrease in net loss was primarily attributable to a gain on the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA totalling $446,375, and, to a lesser extent, an increase in interest income and a decline in depreciation expense. These factors were partially offset by a decrease in rental income during 1995 as compared to 1994.

Rental income for the twelve months ended December 31, 1995 was $4,837,439 as compared to $5,067,500 in 1994. The decrease in rental income was primarily attributable to (i) the lease expiration in November 1994 and subsequent sale in June 1995 of the 727-200 non- advanced aircraft formerly on-lease to TWA,
(ii) the reduction of the monthly lease rates paid by TWA as a result of the lease extensions negotiated for the Partnership's two remaining 727-200 non-advanced aircraft in the fourth quarter of 1994, (iii) the temporary idle status of the Partnership's two 737-200 non-advanced aircraft subsequent to the expiration of the leases with USAir in May 1995 and (iv) the reduction of the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft effected in November 1995.

Interest income for the twelve months ended December 31, 1995 totalled $215,050 as compared to $112,523 in 1994. The increase was primarily attributable to an increase in the Partnership's invested cash balance, higher interest rates, and interest income earned on the loan to Continental.

Depreciation expense for the twelve months ended December 31, 1995 was $4,919,101 as compared to $5,224,476 for the corresponding period in 1994. The decrease was primarily attributable to the June 1995 sale of the 727-200 non-advanced aircraft, as discussed above.

General and administrative expenses for the twelve months ended December 31, 1995 totalled $191,715 as compared to $212,674 for the corresponding period in 1994. The decrease was primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the lease agreement with Continental.

For the year ended December 31, 1995, operating expenses totalled $49,707 as compared to $71,789 in 1994. The decrease was primarily attributable to a decrease in insurance expenditures during 1995, partially offset by increased storage and maintenance fees incurred by the Partnership during 1995, primarily as a result of the idle status of the 727-200 non-advanced aircraft which was returned to the Partnership by TWA in the fourth quarter of 1994 and subsequently sold in June 1995.


Item 8.  Financial Statements and Supplementary Data
Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


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

                           Jet Aircraft Leasing Inc.

                Name                          Office
                Moshe Braver                  Director and President
                John Stanley                  Vice President and Chief
                                              Financial Officer

Certain officers and directors of Jet Aircraft Leasing, Inc. are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. Those partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

John D. Stanley, 34, Vice President, has worked with the Diversified Asset Group since October 1988. Mr. Stanley received a B.A. in Economics from the University of Wisconsin-Madison in 1984 and a Master of Management Degree from Northwestern University in 1988. From 1984 to 1986, Mr. Stanley worked as a Financial Analyst for Kidder, Peabody and Co.


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

Thomas J. Prinzing, 51, is President of CIS Aircraft Partners, Inc. and of Continental Information Systems Corporation. From 1991 to December 1995, Mr. Prinzing was President of CIS Aircraft Partners, Inc. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Frank J. Corcoran, 46, joined CIS Corporation in November 1994 as Senior Vice President and Chief Financial Officer. From 1992 until joining CIS Corporation, Mr. Corcoran was Vice President and General Manager of Unisys Finance Corporation, an equipment leasing and finance subsidiary of Unisys Corporation. Previously, he served as Chief Financial Officer and Controller of Unisys Finance Corporation. Prior to that, Mr. Corcoran held positions of Corporate Tax Manager at Unisys Corporation; Controller, U.S. Operations of Lucas Industries, Inc.; Financial Analyst with Detroit Edison Company; and a Senior Accountant with KPMG Peat Marwick. Mr. Corcoran holds a B.S. in Business Administration from Wayne State University, an M.S. in Taxation from Walsh College, and is a Certified Public Accountant.

Robin A. Konicek, 40, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


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

    None of the directors or officers of the General Partners owned any Units as of December 31, 1996.

(c) Changes in control Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions.
The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. For additional information on fees paid to the General Partners and affiliates, refer to Note 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. Financial Statements:

                                                                   Page
                                                                  Number

  Balance Sheets - December 31, 1996 and 1995                       (1)

  Statements of Partners' Capital (Deficit) - For the
  years ended December 31, 1996, 1995 and 1994                      (1)

  Statements of Operations - For the years ended December 31,
  1996, 1995 and 1994                                               (1)

  Statements of Cash Flows - For the years ended December 31,
  1996, 1995 and 1994                                               (1)

  Notes to the Financial Statements                                 (1)

  Report of Independent Public Accountants                          (1)


  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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

        (13) Annual Report to Unitholders for the year ended December 31, 1996.

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


                             JETSTREAM, L.P.

                             BY: Jet Aircraft Leasing Inc.
                                 Administrative General Partner


Date:  March 17, 1997
                             BY:  /s/ Moshe Braver
                             Name:    Moshe Braver
                             Title:   Director and President






                             BY: CIS Aircraft Partners, Inc.
                                 Managing General Partner


Date:  March 17, 1997
                             BY:  /s/ Thomas J. Prinzing
                             Name:    Thomas J. Prinzing
                             Title:   Director and President





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             CIS AIRCRAFT PARTNERS, INC.
                             A General Partner



Date: March 17, 1997
                             BY:   /s/ Thomas J. Prinzing
                                       Thomas J. Prinzing
                                       Director and President




Date: March 17, 1997
                             BY:   /s/ Frank J. Corcoran
                                       Frank J. Corcoran
                                       Director, Vice President
                                       and Treasurer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            JET AIRCRAFT LEASING INC.
                            A General Partner



Date: March 17, 1997
                            BY:   /s/ Moshe Braver
                                      Moshe Braver
                                      Director and President





Date: March 17, 1997
                            BY:   /s/ John Stanley
                                      John Stanley
                                      Vice President and
                                      Chief Financial Officer