Form 10-Q
period 1997-03-31
JETSTREAM LP
filed 1997-05-15
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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



BALANCE SHEETS                              At March 31,    At December 31,
                                                   1997               1996
Assets
Aircraft, at cost                           $25,987,000        $25,987,000
Less accumulated depreciation               (14,281,086)       (13,478,166)
                                             11,705,914         12,508,834
Cash and cash equivalents                     2,126,792          1,573,594
Restricted cash                                 321,797            321,797
Rent receivable (net of allowance
 for doubtful accounts of $70,000 in 1996)       25,000            603,311
Loan receivable                                  80,503             99,688
Interest receivable                                 282                327
Total Assets                                $14,260,288        $15,107,551
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses     $   429,295        $   302,075
  Distribution payable                        1,208,514          1,348,728
  Deferred revenue                              125,000             90,000
  Security deposit                               50,000             50,000
Total Liabilities                             1,812,809          1,790,803

Partners' Capital (Deficit):
  General Partners                             (852,237)          (843,544)
  Limited Partners
  (4,895,005 units outstanding)              13,299,716         14,160,292
   Total Partners' Capital                   12,447,479         13,316,748
    Total Liabilities and Partners' Capital $14,260,288        $15,107,551



STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                            General       Limited
For the three months ended March 31, 1997  Partners      Partners        Total
Balance at December 31, 1996              $(843,544)  $14,160,292  $13,316,748
Net income                                    3,392       335,853      339,245
Cash distributions                          (12,085)   (1,196,429)  (1,208,514)
Balance at March 31, 1997                 $(852,237)  $13,299,716  $12,447,479



STATEMENTS OF OPERATIONS
For the three months ended March 31,                 1997             1996
Income
Rental                                         $1,189,058       $1,189,425
Other income                                       99,344              ---
Interest                                           30,688           50,872
 Total Income                                   1,319,090        1,240,297
Expenses
Depreciation                                      802,920          963,318
Management fees                                   122,475          110,685
General and administrative                         52,953           47,477
Operating                                           1,497           29,152
 Total Expenses                                   979,845        1,150,632
  Net Income                                   $  339,245       $   89,665
Net Income Allocated:
To the General Partners                        $    3,392       $      897
To the Limited Partners                           335,853           88,768
                                               $  339,245       $   89,665
Per limited partnership unit
(4,895,005 outstanding)                              $.07             $.02



STATEMENTS OF CASH FLOWS
For the three months ended March 31,                      1997           1996
Cash Flows From Operating Activities
Net income                                         $   339,245    $   89,665
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation                                          802,920       963,318
 Increase in cash arising from changes
 in operating assets and liabilities:
   Rent receivable                                     578,311        25,750
   Interest receivable                                      45            61
   Prepaid expenses                                        ---         3,125
   Accounts payable and accrued expenses               127,220       351,323
   Deferred revenue                                     35,000        17,500
Net cash provided by operating activities            1,882,741     1,450,742
Cash Flows From Investing Activities
Additions to aircraft                                      ---    (1,250,000)
Loan receivable                                         19,185        17,736
Net cash provided by (used for) investing activities    19,185    (1,232,264)
Cash Flows From Financing Activities
Cash distributions                                  (1,348,728)   (1,058,778)
Net cash used for financing activities              (1,348,728)   (1,058,778)
Net increase (decrease) in cash and cash equivalents   553,198      (840,300)
Cash and cash equivalents, beginning of period       1,573,594     3,494,433
Cash and cash equivalents, end of period            $2,126,792    $2,654,133



NOTES TO THE FINANCIAL STATEMENTS
The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
As of March 31, 1997, JetStream, L.P. (the "Partnership") had all six of its aircraft on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), two aircraft were on-lease to Trans World Airlines ("TWA"), one aircraft was on-lease to Delta Air Lines ("Delta"), and one aircraft was on-lease to Continental Airlines ("Continental"). At March 31, 1997, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations.

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an engine charge and airframe maintenance charges based on usage. Eastwind had been in default under the terms of the lease agreements as a result of its failure to make monthly rental payments to the Partnership for the final four months of 1996 and January 1997, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996 and January 1997. Eastwind's failure to make such payments were attributable to operating losses incurred by the airline during the third and fourth quarters of 1996. However, Eastwind was successful in securing additional financing and paid all delinquent amounts owed to the Partnership in January 1997.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of March 31, 1997, Continental had made principal payments on the loan totalling $197,700. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $80,503 at March 31, 1997 as compared to $99,688 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental expires in March 1998.

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $2,126,792 compared to $1,573,594 at December 31, 1996. The $553,198 increase is primarily due to the receipt in January 1997 of delinquent rental payments owed to the Partnership by Eastwind for the final four months of 1996 and January 1997, as well as monthly maintenance reserve payments for the third and fourth quarter of 1996 and January 1997, as discussed above. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1996. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

At March 31, 1997, the Partnership had a rent receivable balance totalling $25,000, compared to $603,311 at December 31, 1996. The decrease in rent receivable is primarily attributable to the receipt in January 1997 of delinquent rental payments for the final four months of 1996 and January 1997, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996 and January 1997 owed to the Partnership by Eastwind, as discussed above.

Accounts payable and accrued expenses totalled $429,295 at March 31, 1997, compared to $302,075 at December 31, 1996. The increase is primarily attributable to the accrual of unpaid management fees for the first quarter of 1997.

Deferred revenue at March 31, 1997 totalled $125,000, compared to $90,000 at December 31, 1996. The increase is primarily attributable to the timing of rental payments made to the Partnership by Eastwind.

On February 10, 1997, the Partnership paid a distribution to the Unitholders for the period from October 1, 1996 to December 31, 1996, in the amount of $1,335,241, or approximately $.27 per Unit. At March 31, 1997, the Partnership had a distribution payable to Unitholders of $1,196,429, or approximately $.24 per Unit. This amount reflects the 1997 first quarter cash distribution, which was funded from cash flow from operations. This distribution will be paid on May 16, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft which it is currently leasing on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the three months ended March 31, 1997 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1997 consisted of interest and other income.

For the three months ended March 31, 1997, the Partnership generated net income of $339,245, compared to net income of $89,665 for the corresponding period in 1996. The increase is primarily attributable to a decrease in depreciation expense and the receipt of a payment in the amount of approximately $99,344 from US Airways representing the settlement of the Partnership's claim for unpaid amounts owed to the Partnership by the airline. The amount received from US Airways represents the Partnership's entire other income balance at March 31, 1997, compared to $0 for the corresponding period in 1996.

Rental income for the three months ended March 31, 1997 was $1,189,058, largely unchanged from $1,189,425 for the corresponding period in 1996.

Interest income for the three months ended March 31, 1997 was $30,688, compared to $50,872 for the corresponding period in 1996. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1997 period.

Depreciation expense for the three months ended March 31, 1997 totalled $802,920, compared to $963,318 for the corresponding period in 1996. The decrease is primarily attributable to the two 737-200 aircraft currently on-lease to Eastwind being fully depreciated in December 1996.

General and administrative expenses totalled $52,953 for the three months ended March 31, 1997, compared to $47,477 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursed to Jet Aircraft Leasing Inc. and its affiliates.

Operating expenses for the three months ended March 31, 1997 totalled $1,497, compared to $29,152 for the corresponding period in 1996. The decrease is primarily attributable to consulting costs which were incurred by the Partnership during the first quarter of 1996 in connection with mandated maintenance checks on the two aircraft on-lease to Eastwind.





Part II		Other Information

Items 1-5       Not applicable.

Item 6		Exhibits and reports on Form 8-K.


                (a) Exhibits -

                    (27) Financial Data Schedule

                (b) Reports on Form 8-K- No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             JETSTREAM, L.P.
                        BY:  JET AIRCRAFT LEASING INC.
                             General Partner



Date:  May 14, 1997          BY:  /s/ Moshe Braver
                             Name:    Moshe Braver
                             Title:   Director and President


Date:  May 14, 1997          BY:  /s/ John Stanley
                             Name:    John Stanley
                             Title:   Vice President and
                                      Chief Financial Officer