Form 10-Q
period 1997-06-30
JETSTREAM LP
filed 1997-08-15
CIK 825336

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X      Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

       Transition Report Pursuant to Section 13 or
       15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16836


                                JETSTREAM, L.P.
              Exact Name of Registrant as Specified in its Charter




      Delaware                                   84-1053359
State or Other Jurisdiction of          I.R.S Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                    10285
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




Balance Sheets                             At June 30,    At December 31,
                                                 1997               1996
Assets
Aircraft, at cost:                       $ 25,987,000       $ 25,987,000
Less accumulated depreciation             (15,083,996)       (13,478,166)
                                           10,903,004         12,508,834
Cash and cash equivalents                   1,570,687          1,573,594
Restricted cash                               321,797            321,797
Rent receivable (net of allowance
for doubtful accounts of
$70,000 in 1996)                              139,586            603,311
Loan receivable                                60,967             99,688
Interest receivable                               200                327
        Total Assets                     $ 12,996,241       $ 15,107,551
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses  $    199,786       $    302,075
  Distribution payable                        835,630          1,348,728
  Deferred revenue                            125,000             90,000
  Security deposit                             50,000             50,000
        Total Liabilities                   1,210,416          1,790,803

Partners' Capital (Deficit):
  General Partners                           (858,853)          (843,544)
  Limited Partners
  (4,895,005 units outstanding)            12,644,678         14,160,292
        Total Partners' Capital            11,785,825         13,316,748
        Total Liabilities and Partners'
         Capital                         $ 12,996,241       $ 15,107,551



Statement of Partners' Capital (Deficit)
For the six months ended June 30 ,1997
                                      General        Limited
                                     Partners       Partners         Total
Balance at December 31, 1996        $(843,544)   $14,160,292   $13,316,748
Net income                              5,132        508,089       513,221
Cash distributions                    (20,441)    (2,023,703)   (2,044,144)
Balance at June 30, 1997            $(858,853)   $12,644,678   $11,785,825




Statements of Operations     Three months ended   Six months ended
                                  June 30,            June 30,
                               1997      1996     1997       1996
Income
Rental                  $ 1,312,504 $1,391,246 $2,501,562  $2,580,671
Other                           230     42,676     99,574      42,676
Interest                     32,444     37,047     63,132      87,919
      Total Income        1,345,178  1,470,969  2,664,268   2,711,266
Expenses
Depreciation                802,910  1,048,743  1,605,830   2,012,061
Management fees              85,991    127,846    208,466     238,531
General and administrative   59,383     38,727    112,336      86,204
Operating                   222,918     20,433    224,415      49,585
      Total Expenses      1,171,202  1,235,749  2,151,047   2,386,381
      Net Income        $   173,976 $  235,220 $  513,221  $  324,885

Net Income Allocated:
To the General Partners $     1,740 $   2,352  $    5,132  $    3,249
To the Limited Partners     172,236   232,868     508,089     321,636
                        $   173,976 $ 235,220  $  513,221   $ 324,885

Per limited partnership unit
(4,895,005 outstanding)        $.04      $.05        $.10        $.07



Statements of Cash Flows
For the six months ended June 30,             1997         1996
Cash Flows From Operating Activities
Net income                               $ 513,221     $324,885
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation                             1,605,830    2,012,061
Increase (decrease) in cash arising
from changes in operating assets
and liabilities:
        Rent receivable                    463,725      (21,818)
        Interest receivable                    127           96
        Prepaid expenses                         _        3,125
        Accounts payable and
        accrued expenses                  (102,289)       6,980
        Deferred revenue                    35,000       35,000
Net cash provided by operating
activities                               2,515,614    2,360,329
Cash Flows From Investing Activities
Loan receivable                             38,721       35,763
Additions to aircraft                            _   (1,700,000)
Accounts payable - additions to aircraft         _      200,000
Net cash provided by (used for)
investing activities                        38,721   (1,464,237)
Cash Flows From Financing Activities
Cash distributions                      (2,557,242)  (2,177,256)
Net cash used for financing activities  (2,557,242)  (2,177,256)
Net decrease in cash and cash equivalents   (2,907)   1,281,164)
Cash and cash equivalents,
beginning of period                      1,573,594    3,494,433
Cash and cash equivalents,
end of period                          $ 1,570,687   $2,213,269


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30,1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1997, JetStream, L.P. (the "Partnership") had all six of its aircraft on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), two aircraft were on-lease to Trans World Airlines ("TWA"), one aircraft was on-lease to Delta Air Lines ("Delta"), and one aircraft was on-lease to Continental Airlines ("Continental"). At June 30, 1997, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations.

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft and an engine charge and airframe maintenance charges based on usage. During the second quarter, certain repairs and maintenance work was performed on each of the aircraft at a total cost to the Partnership of approximately $220,000. Such work included the replacement of the landing gear on one aircraft, and the replacement of seats on both aircraft.

TWA continues to lease the Partnership's two remaining 727-200 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500 per aircraft. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. Once the aircraft are returned to the Partnership, we believe that it will be difficult to re-lease them to another airline.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of June 30, 1997, Continental had made principal payments on the loan totaling $217,236. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totaled $60,967 at June 30, 1997 as compared to $99,688 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental expires in March 1998.

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $1,570,687, largely unchanged from $1,573,594 at December 31, 1996. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1996. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

At June 30, 1997, the Partnership had a rent receivable balance totaling $139,586 compared to $603,311 at December 31, 1996. The decrease in rent receivable is primarily attributable to the receipt in January 1997 of delinquent rental payments for the final four months of 1996 and January 1997, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996 and January 1997 owed to the Partnership by Eastwind.

Accounts payable and accrued expenses totaled $199,786 at June 30, 1997, compared to $302,075 at December 31, 1996. The decrease is primarily attributable to the timing of management fee payments.

Deferred revenue at June 30, 1997 totaled $125,000 compared to $90,000 at December 31, 1996. The increase is primarily attributable to the timing of rental payments made to the Partnership by Eastwind.

On May 16, 1997, the Partnership paid a distribution to the Unitholders for the period from January 1, 1997 to March 31, 1997, in the amount of $1,196,429 or approximately $.24 per Unit. At June 30, 1997, the Partnership had a distribution payable to Unitholders of $827,274 or approximately $.17 per Unit. This amount reflects the 1997 second quarter cash distribution, which was funded from cash flow from operations. This distribution will be paid on or about August 18, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution may be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft which it is currently leasing on a month-to-month basis.

Results of Operations

Substantially all of the Partnership's revenue for the six months ended June 30, 1997 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the second quarter of 1997 consisted of interest and other income.

For the three and six months ended June 30, 1997, the Partnership generated net income of $173,976 and $513,221, respectively, compared to net income of $235,220 and $324,885 for the corresponding period in 1996. The decrease for the three month period is primarily attributable to an increase in operating expense and a decrease in rental and other income, partially offset by a decrease in depreciation expense and management fees. The increase for the six month period is primarily attributable to a decrease in depreciation expense and an increase in other income, partially offset by an increase in operating expenses and a decrease in rental income.

Rental income for the three and six months ended June 30, 1997 was $1,312,504 and $2,501,562, respectively, relatively unchanged from $1,391,246 and $2,580,671 for the corresponding periods in 1996.

Interest income for the three and six months ended June 30, 1997 was $32,444 and $63,132, respectively, compared to $37,047 and $87,919 for the corresponding periods in 1996. The decrease for both periods are primarily attributable to a decrease in the Partnership's invested cash balances during the 1997 period.

Depreciation expense for the three and six months ended June 30, 1997 was $802,910 and $1,605,830, respectively, compared to $1,048,743 and $2,012,061 for the corresponding periods in 1996. The decrease is primarily attributable to the two 737-200 aircraft currently on-lease to Eastwind being fully depreciated in December 1996.

General and administrative expenses for the three and six months ended June 30, 1997 was $59,383 and $112,336, respectively, compared to $38,727 and $86,204 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates.

Operating expenses for the three and six months ended June 30, 1997 were $222,918 and $224,415, respectively, compared to $20,433 and $49,585 for the corresponding periods in 1996. The increases are primarily attributable to costs associated with repair and maintenance work completed on the two aircraft on lease to Eastwind during the second quarter of 1997.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.




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



                                        JETSTREAM, L.P.

                                   BY:  JET AIRCRAFT LEASING INC.
                                        General Partner



Date:  August 14, 1997             BY:  /s/ John D. Stanley
                                   Name:    John D. Stanley
                                            Director and President



Date:  August 14, 1997             BY:  /s/ Moshe Braver
                                   Name:    Moshe Braver
                                            Vice President and
                                            Chief Financial Officer