Form 10-Q
period 1997-09-30
JETSTREAM LP
filed 1997-11-13
CIK 825336

United States Securities and Exchange Commission Washington, D.C. 20549

                          FORM 10-Q

(Mark One)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

or

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16836


                                JETSTREAM, L.P.
              Exact Name of Registrant as Specified in its Charter


Delaware                                      84-1053359
State or Other                                I.R.S. Employer Identification No.
Jurisdiction of Incorporation or Organization


3 World Financial Center,                               10285
29th Floor, New York, NY Attn: Andre Anderson           Zip Code
Address of Principal Executive Offices

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




Balance Sheets                    At September 30,          At December 31,
                                             1997                     1996
Assets
Aircraft, at cost:                   $ 25,987,000             $ 25,987,000
Less accumulated depreciation         (15,886,906)             (13,478,166)
                                       10,100,094               12,508,834
Cash and cash equivalents               2,141,750                1,573,594
Restricted cash                           321,797                  321,797
Rent receivable (net of allowance
for doubtful accounts of $70,000
in 1996)                                   37,600                  603,311
Loan receivable                             -                       99,688
Interest receivable                         -                          327
        Total Assets                 $ 12,601,241             $ 15,107,551
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued
  expenses                           $    297,614             $    302,075
  Distribution payable                  1,361,937                1,348,728
  Deferred revenue                        125,000                   90,000
  Security deposit                         50,000                   50,000
        Total Liabilities               1,834,551                1,790,803

Partners' Capital (Deficit):
  General Partners                       (869,044)                (843,544)
 Limited Partners
 (4,895,005 units outstanding)         11,635,734               14,160,292
        Total Partners' Capital        10,766,690               13,316,748
        Total Liabilities and
        Partners' Capital            $ 12,601,241             $ 15,107,551






Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                   General        Limited
                                   Partners       Partners         Total
Balance at December 31, 1996     $ (843,544)  $ 14,160,292  $ 13,316,748
Net income                            8,560        847,463       856,023
Cash distributions                  (34,060)    (3,372,021)   (3,406,081)
Balance at September 30, 1997    $ (869,044)  $ 11,635,734  $ 10,766,690


Statements of Operations     Three months ended          Nine months ended
                                September 30,             September 30,
                                1997         1996           1997         1996
Income
Rental, net of allowance
of $120,000 in 1996      $ 1,297,579  $ 1,208,207    $ 3,799,141  $ 3,788,878
Other                            148          -           99,722       42,676
Interest                      32,672       34,917         95,804      122,836
      Total Income         1,330,399    1,243,124      3,994,667    3,954,390
Expenses
Depreciation                 802,910    1,023,743      2,408,740    3,035,804
Management fees              122,619      117,907        331,085      356,438
General and administrative    60,908       58,531        173,244      144,735
Operating                      1,160      136,834        225,575      186,419
      Total Expenses         987,597    1,337,015      3,138,644    3,723,396
Income (loss) from
operations                   342,802      (93,891)       856,023      230,994
Other Income
Gain on sale of aircraft
and engine                     -          130,000          -          130,000
      Net Income         $   342,802  $    36,109    $   856,023  $   360,994
Net Income (Loss) Allocated:
To the General Partners  $     3,428  $      (939)   $     8,560  $     2,310
To the Limited Partners      339,374       37,048        847,463      358,684
                         $   342,802  $    36,109    $   856,023  $   360,994
Per limited partnership unit
(4,895,005 outstanding)         $.07         $.01           $.17         $.07

Statements of Cash Flows
For the nine months ended September 30,            1997            1996
Cash Flows From Operating Activities
Net income                                    $ 856,023       $ 360,994
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft and engine                -         (130,000)
  Depreciation                                2,408,740       3,035,804
  Increase (decrease) in cash arising from changes in
    operating assets and liabilities:
         Rent receivable                        565,711         (59,838)
         Interest receivable                        327             216
        Prepaid expenses                            -             3,125
        Accounts payable and accrued expenses    (4,461)        120,877
        Deferred revenue                         35,000              -
Net cash provided by operating activities     3,861,340       3,331,178
Cash Flows From Investing Activities
Loan receivable                                  99,688          54,157
Additions to aircraft                                 -      (1,700,000)
Proceeds from sale of aircraft and engine - net       -         130,000
Net cash provided by (used for)
investing activities                             99,688      (1,515,843)
Cash Flows From Financing Activities
Cash distributions                           (3,392,872)     (3,454,870)
Net cash used for financing activities       (3,392,872)     (3,454,870)
Net increase (decrease) in cash                 568,156      (1,639,535)
Cash and cash equivalents,
beginning of period                           1,573,594       3,494,433
Cash and cash equivalents, end of period    $ 2,141,750     $ 1,854,898

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The lease with Continental Airlines ("Continental") for the Partnership's MD-80 Series aircraft was previously scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged. Continental makes monthly lease payments to the Partnership of $180,000.



Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources
As of September 30, 1997, JetStream, L.P. (the "Partnership") had all six of its aircraft on-lease. Two aircraft were on lease to Eastwind Airlines ("Eastwind"), two aircraft were on lease to Trans World Airlines ("TWA"), one aircraft was on lease to Delta Air Lines ("Delta"), and one aircraft was on lease to Continental Airlines ("Continental"). At September 30, 1997, all airlines to which the Partnership had aircraft onlease were current on their lease obligations.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing was repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. During the third quarter of 1997, Continental paid off the remaining balance of the loan, which had totaled $60,967 as of July 1, 1997. Payments made on this loan during 1997 are the reason for the decrease in the Partnership's loan receivable balance, which totaled $0 at September 30, 1997 as compared to $99,688 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was previously scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged.

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $2,141,750, as compared to $1,573,594 at December 31, 1996. The increase in cash and cash equivalents is primarily attributable to cash flow from operations and loan receivable collections during the first nine months of 1997 which exceeded distributions paid in 1997. The Partnership's restricted cash balance of $321,797 remained unchanged from December 31, 1996. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

At September 30, 1997, the Partnership had a rent receivable balance totaling $37,600 compared to $603,311 at December 31, 1996. The decrease in rent receivable is primarily attributable to the receipt in January 1997 of delinquent rental payments for the final four months of 1996, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996 and January 1997 owed to the Partnership by Eastwind.

Accounts payable and accrued expenses totaled $297,614 at September 30, 1997, compared to $302,075 at December 31, 1996. The decrease is primarily attributable to the timing of management fee payments.

Deferred revenue at September 30, 1997 totaled $125,000 compared to $90,000 at December 31, 1996. The increase is primarily attributable to the timing of rental payments made to the Partnership by Eastwind.

On August 18, 1997, the Partnership paid a distribution to the Unitholders for the period from April 1, 1997 to June 30, 1997, in the amount of $827,274, or approximately $.17 per Unit. At September 30, 1997, the Partnership had a distribution payable to Unitholders of $1,361,937 or approximately $.28 per Unit. This amount reflects the 1997 third quarter cash distribution, which was funded from cash flow from operations. This distribution will be paid on November 14, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution may be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft which it is currently leasing on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the nine months ended September 30, 1997 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the third quarter of 1997 consisted of interest and other income.

For the three and nine months ended September 30, 1997, the Partnership generated net income of $342,802 and $856,023 respectively, compared to $36,109 and $360,994 for the corresponding periods in 1996. The increases in net income for both periods are primarily attributable to an increase in rental and other income, and a decrease in total expenses consisting primarily of depreciation and operating expenses.

Rental income for the three and nine months ended September 30, 1997 was $1,297,579 and $3,799,141, respectively, compared to $1,208,207 and $3,788,878 for the corresponding periods in 1996. The increase for the three month period is primarily due to operating losses incurred during the third quarter of 1996, Eastwind was unable to make its rental payments for the month of September as well as monthly maintenance reserve payments for the third quarter and was in default under the terms of the lease agreements.

Other income totaled $148 and $99,722 for the three and nine months ended September 30, 1997, compared to $0 and $42,676 for the corresponding periods in 1996. The increase for the nine month period primarily represents payment received from USAir, Inc. ("USAir") for the settlement and release of claims relating to the lease and maintenance of the Boeing 737-200 aircraft, previously on lease with USAir. The balance of $42,676 for the nine-months ended September 30, 1996 reflects a payment received by the Partnership as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease.

Interest income for the three and nine months ended September 30, 1997 totaled $32,672 and $95,804, respectively, compared to $34,917 and $122,836 for the corresponding periods in 1996. The decrease for both periods is primarily attributable to a decrease in the Partnership's invested cash balances during the 1997 period.

Depreciation expense for the three and nine months ended September 30, 1997 totaled $802,910 and $2,408,740, respectively, compared to $1,023,743 and $3,035,804 for the corresponding periods in 1996. The decreases in both periods are primarily attributable to the two 737-200 aircraft currently on lease to Eastwind being fully depreciated in December 1996.

General and administrative expenses for the three and nine months ended September 30, 1997 totaled $60,908 and $173,244 respectively, compared to $58,531 and $144,735 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates.

Operating expenses for the three and nine months ended September 30, 1997 totaled $1,160 and $225,575 respectively, compared to $136,834 and $186,419 for the corresponding periods in 1996. The decrease for the three month period is primarily attributable to the accrual of $130,000 during the third quarter of 1996 to reimburse one of the Partnership's general partners for aircraft operating expenses paid by the general partner. The increase for the nine month period is primarily attributable to costs associated with repair and maintenance work completed on the two aircraft on lease to Eastwind during the second quarter of 1997.









Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K - No reports on Form
                    8K were filed during the
                    quarter ended September 30, 1997.
                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       JETSTREAM, L.P.

                    BY:  JET AIRCRAFT LEASING INC.
                         General Partner



Date: November 12, 1997  BY:  /s/ Jeffrey C. Carter
                         Name:    Jeffrey C. Carter
                                  Director, President
                                  and Chief Financial
                                  Officer