Form 10-K
period 1997-12-31
JETSTREAM LP
filed 1998-03-30
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                  or
    Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from        to

                   Commission file number:  0-16836

                           JETSTREAM, L.P.
         Exact name of registrant as specified in its charter


     Delaware                                         84-1053359
State or other jurisdiction of
incorporation or organization              I.R.S. Employer Identification No.

Attn: Andre Anderson,
3 World Financial Center,
29th Floor, New York, New York                          10285
Address of principal executive offices                 Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

Annual Report to Unitholders for the year ended December 31, 1997
(Portions of Parts I, II, III & IV).

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

Although the Partnership was organized on April 16, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to October 28, 1987, at which time the Partnership commenced operations. During the period between October 29, 1987 and November 4, 1987, the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1997, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the financial statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

The following tables describe the Partnership's portfolio of aircraft as of December 31, 1997. These tables provides certain operational statistics and estimated market values for the aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government noise and maintenance regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, for additional information on the lease terms for each aircraft.
Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, for an overview of the aircraft leasing industry.

                                                                  Estimated
Aircraft Model                      Acquisition      Net Book      Market
Year Delivered          Lessee         Cost(1)       Value(2)      Value(3)

MD-80 Series 1986     Continental    $27,396,997   $6,459,266    $15,925,700

B-737-200 ADV 1979    Delta          $15,222,609   $1,919,168    $ 4,284,600

B-737-200 1971        Eastwind       $ 7,601,999   $        0    $ 1,362,500

B-737-200 1971        Eastwind       $ 7,601,999   $        0    $ 1,508,200

B-727-200 1969        TWA            $ 5,448,499   $        0    $   524,000

B-727-200 1969        TWA            $ 5,448,499   $        0    $   524,000

TOTALS                               $68,720,602   $8,378,433    $24,129,000


                                                  Cumulative      Cumulative
Aircraft Model          Lease           Noise       Flight          Flight
Year Delivered        Expiration     Compliance     Cycles           Hours

MD-80 Series 1986     3/15/99         Stage 3       16,840          34,420

B-737-200 ADV 1979    9/30/99         Stage 2       37,250          55,770

B-737-200 1971        11/30/99        Stage 2       71,500          62,570

B-737-200 1971        11/30/99        Stage 2       71,010          62,710

B-727-200 1969        N/A (6)         Stage 2       47,870          70,750

B-727-200 1969        N/A (6)         Stage 2       47,060          69,430


NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2)  As of December 31, 1997.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4)  Lease expiration dates do not include renewal options.

(5) Eastwind and TWA data as of March 6, 1998; Continental data as of March 9, 1998; and Delta data as of March 12, 1998.

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

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with FAA approved maintenance programs during the lease term. At the end of the leases, each lessee is required to return the aircraft in airworthy condition, including compliance with all AD's for which action is mandated by the FAA during the lease term. Thus, certain of the modifications required by the new AD's may not be implemented by the Partnership's lessees prior to the expiration of the current leases since, in many cases, the relevant AD will not require action before the expiration of the lease term.

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

Employees

The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 7 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.

Item 2.  Properties

Incorporated by reference to the Message to Investors section and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holders Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1997, the number of Unitholders was 7,185.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the page prior to the Message to Investors, the Message to Investors, and Note 6 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

Item 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" section of the Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of December 31, 1997, all six of the Partnership's Aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), two aircraft were on-lease to Trans World Airlines Inc. ("TWA"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental").

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an engine charge and airframe maintenance charges based on usage. During the second quarter, certain repairs and maintenance work was performed on each of the aircraft at a total cost to the Partnership of $220,000. This work included the replacement of landing gear on one aircraft, and replacement seats on both.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. During the third quarter of 1997, Continental paid off the remaining balance of the loan, which had totaled $41,031 just prior to repayment. Payments made on this loan during 1997 are the reason for the decrease in the Partnership's loan receivable balance, which totaled $0 at December 31, 1997 as compared to $99,688 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease made with Continental was previously scheduled to expire in 1998. However, in September 1997, the Partnership made and Continental agreed to extend the lease through March 1999, with the remaining terms of the lease unchanged. This modification financing is also discussed in Note 4 of the Notes to Financial Statements.

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of $2,131,335, compared to $1,573,594 at December 31, 1996. The increase in cash and cash equivalents is primarily due to cash flow from operations and loan receivable collections throughout 1997 which exceeded distributions paid. The Partnership had a restricted cash balance of $0 at December 31, 1997, as compared with $321,797 at December 31, 1996. In 1997, the restricted cash is no longer required due to the completion of all maintenance requirements.

At December 31, 1997, the Partnership had a rent receivable balance totalling $79,053, compared to $603,311 at December 31, 1996. The decrease is primarily due to the receipt in January 1997 of delinquent rental payments for the final four months of 1996, as well as monthly maintenance reserve payments for the third and fourth quarters of 1996, owed to the Partnership by Eastwind.

Accounts payable and accrued expenses totaled $307,831 at December 31, 1997 as compared to $302,075 at December 31, 1996. The decrease is primarily attributable to the timing of management fee payments.

During the year ended December 31, 1997, the Partnership paid distributions to the Unitholders for the period from October 1, 1996 to December 31, 1996 and for the first three quarters of 1997, in the amounts of $1,335,241 and $3,372,020, respectively, which represent approximately $.27 and approximately $.69 per Unit, respectively. At December 31, 1997, the Partnership had a distribution payable to Unitholders of $1,419,551 or approximately $.29 per Unit. This amount reflects the 1997 fourth quarter cash distribution paid on February 2, 1998, which was primarily funded from cash flow from operations.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the leases for the Partnership's two 727-200 non-advanced aircraft, which are currently leased on a month-to-month basis.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's Aircraft to commercial airlines under triple net operating leases. The balance of the Partnership's revenue during 1997 consisted of interest and other income.

1997 compared to 1996

For the twelve months ended December 31, 1997, the Partnership generated net income in the amount of $1,149,074, compared to income of $687,834 for the corresponding period in 1996. The increase in net income is primarily attributable to a decrease in depreciation expense, which was partially offset by a decrease in rental income and increases in all other expenses. Additionally, net income for the 1996 period includes a $130,000 gain on the August 1996 sale of the 737-200 aircraft formerly on lease to Eastwind.

Rental income for the twelve months ended December 31, 1997 was $5,037,980, compared to $5,248,593 for the corresponding period in 1996. The decrease in rental income is primarily due to the fact that the two aircraft leased by Eastwind were not being operated on a daily basis for the first two months of 1997 because of maintenance-related issues, including the installation of a hushkit on one aircraft.

Other income totaled $99,722 for the twelve months ended December 31, 1997, compared to $43,353 for the corresponding period in 1996. The increase primarily represents payment received from USAir, Inc. ("USAir") for the settlement and release of claims relating to the lease and maintenance of the Boeing 737-200 aircraft, previously on lease with USAir. The balance of $43,353 at December 31, 1996 reflects a payment received by the Partnership as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease.

Interest income for the twelve months ended December 31, 1997 totaled $129,090, compared to $150,740 for the corresponding period in 1996. The decrease is primarily due to a decrease in the Partnership's invested cash balance during the 1997 period.

Depreciation expense for the twelve months ended December 31, 1997 totaled $3,211,650, compared to $4,076,214 for the corresponding period in 1996. The decrease is primarily attributable to the full depreciation of Eastwind's aircraft N220US and N221US as of December 31, 1996.

General and Administrative expenses at December 31, 1997 totaled $230,295 as compared with $192,656 at December 31, 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership , which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates.

Operating expenses for the twelve months ended December 31, 1997 totaled $227,905, compared to $194,231 for the corresponding period in 1996. The increase is primarily attributable to maintenance and repairs on the aircraft leased by Eastwind.

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

Other income totaled $43,353 for the twelve months ended December 31, 1996, compared to $0 for the corresponding period in 1995. The balance for the twelve months ended December 31, 1996 reflects payments received by the Partnership as settlement of an administrative claim by the Partnership against Pan Am, which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Interest income for the twelve months ended December 31, 1996 totaled $150,740, compared to $215,050 for the corresponding period in 1995. The decrease is primarily due to a decrease in the Partnership's invested cash balance during the 1996 period.

Depreciation expense for the twelve months ended December 31, 1996 totaled $4,076,214, compared to $4,919,101 for the corresponding period in 1995. The decrease is primarily attributable to the June 1995 sale of the 727-200 non-advanced aircraft formerly on-lease to TWA and the two aircraft currently on-lease to TWA being fully depreciated in April 1995.

Operating expenses for the twelve months ended December 31, 1996 totaled $194,231, compared to $49,707 for the corresponding period in 1995. The increase is primarily attributable to the payment of approximately $130,000 to reimburse one of the Partnership's General Partners for previously incurred aircraft operating expenses paid by the General Partner, and, to a lesser extent, costs incurred by the Partnership in connection with the Q-checks performed on the Partnership's two aircraft on-lease to Eastwind during the first half of 1996.

Bad debt expense for the twelve months ended December 31, 1996 totaled $0, compared to $70,000 for the corresponding period in 1995. The balance for the twelve months ended December 31, 1995 represents June 1995 rent that was owed to the Partnership by USAir.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

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

                      Jet Aircraft Leasing Inc.

       Name                          Office
       Rocco F. Andriola             Director
       Jeffrey C. Carter             Director, President & CFO
       Michael T. Marron             Vice President

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

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an MBA from Columbia University.

                     CIS Aircraft Partners, Inc.

       Name                          Office
       Thomas J. Prinzing            Director and President
       Robin A. Konicek              Vice President

As reported on the Partnership's Report on Form 8-K, dated February 28, 1989, on Friday, January 13, 1989, Continental Information Systems Corporation, and certain of its subsidiaries, including CIS Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. As described below, various directors and executive officers of CAP hold similar positions for Continental Information Systems Corporation, CIS Corporation and such subsidiaries.

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

Thomas J. Prinzing, 52, is President of CIS Aircraft Partners, Inc. and of Continental Information Systems Corporation. From 1991 to December 1995, Mr. Prinzing was President of CIS Aircraft Partners, Inc. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Robin A. Konicek, 41, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.

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

None of the directors or officers of the General Partners owned any Units as of December 31, 1997.

(c) Changes in control Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership.
First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing, Inc. in prior periods, were reimburseable to Jet Aircraft Leasing Inc. and its affiliates. For additional information on fees paid to the General Partners and affiliates, refer to Note 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial Statements:
                                                                 Page
                                                                Number

     Balance Sheets - December 31, 1997 and 1996                  (1)

     Statements of Partners' Capital (Deficit) - For the
     years ended December 31, 1997, 1996 and 1995                 (1)

     Statements of Operations - For the years ended
     December 31, 1997, 1996 and 1995                             (1)

     Statements of Cash Flows - For the years ended
     December 31, 1997, 1996 and 1995                             (1)

     Notes to the Financial Statements                            (1)

     Report of Independent Public Accountants                     (1)


    (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

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

          (13) Annual Report to Unitholders for the year ended December 31, 1997.

          (27) Financial Data Schedule

(b) The Partnership filed no current reports on Form 8-K during the last quarter of the period covered by this Report.

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


                         JETSTREAM, L.P.

                         BY:  Jet Aircraft Leasing Inc.
                           Administrative General Partner

Date:  March 27, 1998
                         BY:         /s/Jeffrey C. Carter
                         Name:       Jeffrey C. Carter
                         Title:      Director, President and
                                        Chief Financial Officer



                         BY:  CIS Aircraft Partners, Inc.
                           Managing General Partner


Date:  March 27, 1998
                         BY:         /s/Thomas J. Prinzing
                         Name:       Thomas J. Prinzing
                         Title:      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         CIS AIRCRAFT PARTNERS, INC.
                         A General Partner


Date: March 27, 1998
                         BY:       /s/Thomas J. Prinzing
                                   Thomas J. Prinzing
                                   Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         JET AIRCRAFT LEASING INC.
                         A General Partner


Date:  March 27, 1998
                         BY:       /s/Rocco F. Andriola
                                   Rocco F. Andriola
                                   Director


Date:  March 27, 1998
                         BY:       /s/Jeffrey C. Carter
                                   Jeffrey C. Carter
                                   Director, President and
                                   Chief Financial Officer


Date:  March 27, 1998
                         BY:       /s/Michael T. Marron
                                   Michael T. Marron
                                   Vice President