Form 10-Q
period 1998-03-31
JETSTREAM LP
filed 1998-05-15
CIK 825336

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1998

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



Balance Sheets
                                              At March 31,      At December 31,
                                                     1998                 1997
Assets
Aircraft, at cost                            $ 25,987,000         $ 25,987,000
Less accumulated depreciation                 (17,492,726)         (16,689,816)
                                                8,494,274            9,297,184
Cash and cash equivalents                       1,865,186            2,131,335
Rent receivable                                   121,809               79,053
Total Assets                                 $ 10,481,269         $ 11,507,572
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $    336,805         $    307,831
  Distribution payable                          1,049,112            1,433,890
  Deferred revenue                                 90,000               90,000
  Security deposit                                 50,000               50,000
Total Liabilities                               1,525,917            1,881,721
Partners' Capital (Deficit):
  General Partners                               (887,157)            (880,452)
  Limited Partners
  (4,895,005 units outstanding)                 9,842,509           10,506,303
        Total Partners' Capital                 8,955,352            9,625,851
        Total Liabilities and
         Partners' Capital                   $ 10,481,269         $ 11,507,572



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998
                                        General         Limited
                                       Partners        Partners         Total
Balance at December 31, 1997        $  (880,452)   $ 10,506,303   $ 9,625,851
Net income                                3,786         374,827       378,613
Cash distributions                      (10,491)     (1,038,621)   (1,049,112)
Balance at March 31, 1998           $  (887,157)   $  9,842,509   $ 8,955,352



Statements of Operations
For the three months ended March 31,                    1998            1997
Income
Rental                                           $ 1,314,334     $ 1,189,058
Other income                                             128          99,344
Interest                                              25,346          30,688
    Total Income                                   1,339,808       1,319,090
Expenses
Depreciation                                         802,910         802,920
Management fees                                      111,176         122,475
General and administrative                            42,363          52,953
Operating                                              4,746           1,497
    Total Expenses                                   961,195         979,845
    Net Income                                   $   378,613     $   339,245
Net Income Allocated:
To the General Partners                          $     3,786     $     3,392
To the Limited Partners                              374,827         335,853
                                                 $   378,613     $   339,245
Per limited partnership unit
(4,895,005 outstanding)                                 $.08            $.07



Statements of Cash Flows
For the three months ended March 31,                    1998            1997
Cash Flows From Operating Activities
Net income                                        $  378,613      $  339,245
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                      802,910         802,920
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Rent receivable                                (42,756)        578,311
      Interest receivable                                  _              45
      Accounts payable and accrued expenses           28,974         127,220
      Deferred revenue                                     _          35,000
Net cash provided by operating activities          1,167,741       1,882,741
Cash Flows From Investing Activities
Loan receivable                                            _          19,185
Net cash provided by investing activities                  _          19,185
Cash Flows From Financing Activities
Cash distributions                                (1,433,890)     (1,348,728)
Net cash used for financing activities            (1,433,890)     (1,348,728)
Net decrease in cash and cash equivalents           (266,149)       (553,198)
Cash and cash equivalents, beginning of period     2,131,335       1,573,594
Cash and cash equivalents, end of period         $ 1,865,186     $ 2,126,792



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 1998, all six of the Partnership's Aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), two aircraft were on-lease to Trans World Airlines Inc. ("TWA"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental").

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an airframe maintenance charge based on usage.

TWA leases the Partnership's two remaining 727-200 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500 per aircraft. On May 14, 1998, TWA notified the Partnership that it will be returning at least one aircraft by June 28, 1998. The General Partners have also received an informal indication that TWA may return the second aircraft to the Partnership during the third quarter of 1998. Once the aircraft are returned to the Partnership, the General Partners believe that it will be very difficult to re-lease them to another airline.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was previously scheduled to expire in 1998. However, in September 1997, the Partnership and Continental agreed to extend the lease through March 1999, with the remaining terms of the lease unchanged. Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint.. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. During the third quarter of 1997, Continental paid off the remaining balance of the loan, which had totaled $41,031 just prior to repayment. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $278,203. Having made all of the modifications permitted under the Participation Agreement, Continental no longer can borrow any funds and the Partnership is released from its obligation to lend.

At March 31, 1998, the Partnership had unrestricted cash and cash equivalents of $1,865,186, compared to $2,131,335 at December 31, 1997. The decrease in cash and cash equivalents is primarily due to the payment of the 1997 fourth quarter distribution paid to limited partners on February 2, 1998 exceeding cash flow from operations during the first quarter of 1998.

At March 31, 1998, the Partnership had a rent receivable balance totalling $121,809, compared to $79,053 at December 31, 1997.
The increase is primarily due to timing of maintenance reserve payments owed to the Partnership by Eastwind.

Accounts payable and accrued expenses totaled $336,805 at March
31, 1998 as compared to $307,831 at December 31, 1997. The increase is primarily attributable to the timing of management fee payments.

On February 2, 1998, the Partnership paid a distribution to the Unitholders for the period from October 1, 1997 to December 31, 1997 in the amount of $1,433,890, or approximately $.29 per Unit. At March 31, 1998, the Partnership had a distribution payable to Unitholders of $1,049,112, or approximately $.20 per Unit. This distribution will be paid on or about May 21, 1998.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced due to the termination of a lease by TWA on one of the Partnership's two 727-200 non-advanced aircraft. Further reductions may occur if TWA also terminates the second lease.

Results of Operations

Substantially all of the Partnership's revenue for the three months ended March 31, 1998 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1998 consisted of interest and other income.

For the three months ended March 31, 1998, the Partnership generated net income of $378,613, compared to net income of $339,245 for the corresponding period in 1997. The increase is primarily attributable to an increase in rental income as well as a decrease in management fees and general and administrative expenses, which was partially offset by a decrease in other income.

Rental income for the three months ended March 31, 1998 was $1,314,334 as compared with $1,189,058 for the corresponding period in 1997. Rental income was lower during the 1997 period primarily due to the fact that the two aircraft leased by Eastwind were not being operated on a daily basis for the first two months of 1997 because of maintenance-related issues, including the installation of a hushkit on one aircraft.

Other income was $128 for the three months ended March 31, 1998, compared with $99,344 for the corresponding period in 1997. The higher balance for the 1997 period represents payment received from USAir, Inc. ("USAir") for the settlement and release claims relating to the lease and maintenance of the Boeing 737-200 aircraft previously on lease with USAir.

Interest income for the three months ended March 31, 1998 was $25,346, compared to $30,688 for the corresponding period in 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1998 period.

Management fees totalled $111,176 for the three months ended March 31, 1998, compared with $122,475 for the corresponding period in 1997. The decrease is primarily due to a decrease in incentive management fees, which is calculated as a percentage of quarterly operating cash flow.

General and administrative expenses totalled $42,363 for the three months ended March 31, 1998, compared to $52,953 for the corresponding period in 1997. The decrease is primarily due to a decrease in postage costs, audit fees and appraisal fees.

Operating expenses for the three months ended March 31, 1998 totalled $4,746, compared to $1,497 for the corresponding period in 1997. The increase is primarily attributable to required inspections performed on the aircraft on lease to TWA.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                 (27) Financial Data Schedule

               (b)  Reports on Form 8-K- No reports on
                    Form 8-K were filed during the quarter
                    ended March 31, 1998.


                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JETSTREAM, L.P.
                    BY:       JET AIRCRAFT LEASING INC.
                              General Partner


Date: May 15, 1998            BY:  /s/ Jeffrey C. Carter
                              Name:    Jeffrey C. Carter
                              Title:   Director, President and
                                       Chief Financial Officer