Form 10-Q
period 1998-06-30
JETSTREAM LP
filed 1998-08-14
CIK 825336

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No ____




Balance Sheets                         At June 30,    At December 31,
                                             1998               1997
Assets
Aircraft, at cost:                     $25,987,000       $25,987,000
Less accumulated depreciation          (18,295,636)      (16,689,816)
                                         7,691,364         9,297,184
Cash and cash equivalents                1,906,292         2,131,335
Rent receivable                            231,094            79,053
        Total Assets                    $9,828,750       $11,507,572
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses  $ 351,115          $307,831
  Distribution payable                   1,097,672         1,433,890
  Deferred revenue                          90,000            90,000
  Security deposit                          50,000            50,000
        Total Liabilities                1,588,787         1,881,721

Partners' Capital (Deficit):
General Partners                          (894,311)         (880,452)
Limited Partners (4,895,005 units
                   outstanding)          9,134,274        10,506,303
Total Partners' Capital                  8,239,963         9,625,851
Total Liabilities and Partners'
 Capital                                $9,828,750      $ 11,507,572






Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1998
                                    General        Limited
                                   Partners        Partners        Total
Balance at December 31, 1997      $(880,452)    $10,506,303    $9,625,851
Net income                            7,609         753,287       760,896
Cash distributions                  (21,468)     (2,125,316)   (2,146,784)
Balance at June 30, 1998         $ (894,311)     $9,134,274    $8,239,963


Statements of Operations     Three months ended         Six months ended
                                   June 30,                 June 30,
                               1998        1997         1998        1997
Income
Rental                    $1,317,281   $1,312,504   $2,631,615   $2,501,562
Other                             _           230          128       99,574
Interest                      27,414       32,444       52,760       63,132
      Total Income         1,344,695    1,345,178    2,684,503    2,664,268
Expenses
Depreciation                 802,910      802,910    1,605,820    1,605,830
Management fees              107,017       85,991      218,193      208,466
General and administrative    52,485       59,383       94,848      112,336
Operating                         _       222,918        4,746      224,415
      Total Expenses         962,412    1,171,202    1,923,607    2,151,047
      Net Income           $ 382,283   $  173,976   $  760,896   $  513,221
Net Income Allocated:
To the General Partners    $   3,823   $    1,740   $    7,609   $    5,132
To the Limited Partners      378,460      172,236      753,287      508,089
                           $ 382,283   $  173,976   $  760,896   $  513,221
Per limited partnership unit
(4,895,005 outstanding)         $.08         $.04         $.15         $.10


Statements of Cash Flows
For the six months ended June 30,                1998                1997
Cash Flows From Operating Activities
Net income                                  $ 760,896           $  513,221
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation                              1,605,820            1,605,830
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
        Rent receivable                      (152,041)             463,725
        Interest receivable                      _                     127
        Accounts payable and accrued
        expenses                               43,284             (102,289)
        Deferred revenue                         _                  35,000
Net cash provided by operating activities   2,257,959            2,515,614
Cash Flows From Investing Activities
Loan receivable                                  _                  38,721
Net cash provided by investing activities        _                  38,721
Cash Flows From Financing Activities
Cash distributions                         (2,483,002)          (2,557,242)
Net cash used for financing activities     (2,483,002)          (2,557,242)
Net decrease in cash and cash equivalents    (225,043)              (2,907)
Cash and cash equivalents, beginning
of period                                   2,131,335            1,573,594
Cash and cash equivalents, end of period   $1,906,292           $1,570,687

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 and the statement of partners' capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
As of June 30, 1998, five of the Partnership's six Aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines ("Continental"), and one aircraft was on- lease to Trans World Airlines Inc. ("TWA"). TWA terminated its lease on the Partnership's sixth aircraft effective June 30, 1998.

The Partnership's two 737-200 non-advanced aircraft are currently onlease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an airframe maintenance charge based on usage. Eastwind is delinquent on rental payments totaling $150,000 and has recently contacted the General Partners to renegotiate the terms of its lease. The General Partners will aggressively pursue all remedies available to the Partnership with respect to the collection of these rental payments.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was previously scheduled to expire in 1998. However, in September 1997, the Partnership and Continental agreed to extend the lease through March 1999, with the remaining terms of the lease unchanged. Continental has an option to renew this lease for an additional year.

The Partnership's two remaining 727-200 non-advanced aircraft were leased on a month-to-month basis by TWA at a monthly lease rate of $32,500 . TWA terminated its lease on one of these aircraft effective June 30, 1998 and returned the plane in July. TWA has indicated that it intends to terminate the lease on the second aircraft as well and return the aircraft to the Partnership in August 1998. The General Partners will pursue all avenues to either re-lease or sell these aircraft to another airline.

At June 30, 1998, the Partnership had unrestricted cash and cash equivalents of $1,906,292, compared to $2,131,335 at December 31, 1997. The decrease in cash and cash equivalents is due to the payment of distributions to limited partners exceeding cash flow from operations.

At June 30, 1998, the Partnership had a rent receivable balance totalling $231,094, compared to $79,053 at December 31, 1997. The increase is primarily due to timing of maintenance reserve payments owed to the Partnership by Eastwind.

Accounts payable and accrued expenses totaled $351,115 at June 30, 1998 as compared to $307,831 at December 31, 1997. The increase is primarily attributable to the timing of management fee payments.

On May 21, 1998, the Partnership paid a distribution to the Unitholders for the period from January 1, 1998 to March 31, 1998, in the amount of $1,049,112, or approximately $.20 per Unit. At June 30, 1998 the Partnership had a distribution payable to Unitholders of $1,097,672, or approximately $.22 per Unit. This distribution was paid on August 4, 1998. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position, and are likely to be reduced due to the termination of leases by TWA on the Partnership's two 727-200 non-advanced aircraft.

Results of Operations
Substantially all of the Partnership's revenue for the six months ended June 30, 1998 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the second quarter of 1998 consisted of interest income.

For the three and six months ended June 30, 1998, the Partnership generated net income of $382,283 and $760,896, respectively, compared to net income of $173,976 and $513,221 for the corresponding periods in 1997. The increase for the 1998 periods is primarily attributable to non-recurring operating expenses associated with repair and maintenance work completed on the two aircraft on lease to Eastwind during the second quarter of 1997.

Rental income for the three and six months ended June 30, 1998 was $1,317,281 and $2,631,615 respectively, compared to $1,312,504 and $2,501,562 for the corresponding periods in 1997. The increase in rental income for the six-month period was primarily due to the fact that the two aircraft leased by Eastwind were not operated on a daily basis for the first two months of 1997 because of maintenance-related issues.

Other income for the three and six months ended June 30, 1998 was $0 and $128, respectively, compared to other income of $230 and $99,574 for the corresponding periods in 1997. The higher balance for the 1997 six-month period represents payment received from USAirways, Inc. ("USAir") for the settlement and release claims relating to the lease and maintenance of the Boeing 737200 aircraft previously on lease with USAirways.

Interest income for the three and six months ended June 30, 1998 was $27,414, and $52,760, respectively, compared to $32,444 and $63,132 for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1998 periods.

General and administrative expenses totalled $52,485 and $94,848 for the three and six months ended June 30, 1998, compared to $59,383 and $112,336 for the corresponding periods in 1997. The decrease is primarily due to a decrease in postage and printing costs and legal expenses, partially offset by an increase in audit fees.

Operating expenses for the three and six months ended June 30, 1998 totalled $0 and $4,746 compared to $222,918 and $224,415 for the corresponding periods in 1997. The increase for the three and six-month periods is primarily attributable to non- recurring operating expenses associated with repair and maintenance work completed on the two aircraft on lease to Eastwind during the second quarter of 1997.

Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JETSTREAM, L.P.
                    BY:       JET AIRCRAFT LEASING INC.
                              General Partner



Date:  August 14, 1998        BY:      /s/ Michael T. Marron
                              Name:    Michael T. Marron
                              Title:   Director, President and
                                       Chief Financial Officer