Form 10-Q
period 1998-09-30
JETSTREAM LP
filed 1998-11-16
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____


                         Commission File Number: 0-16836


                                 JETSTREAM, L.P.
              Exact Name of Registrant as Specified in its Charter


          Delaware                                       84-1053359
State or Other Jurisdiction
of Incorporation or Organization             I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
Address of Principal Executive Offices                    Zip Code

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

                                 Yes X   No ____

BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                             ---------------    --------------
Assets
Aircraft, at cost:                              $ 25,987,000      $ 25,987,000
Less accumulated depreciation                    (19,098,546)      (16,689,816)
                                                ------------      ------------
                                                   6,888,454         9,297,184
Cash and cash equivalents                          1,830,750         2,131,335
Restricted cash                                      360,656                --
Rent receivable, net of allowance for
  doubtful accounts of $361,435 in 1998              176,542            79,053
                                                ------------      ------------
      Total Assets                              $  9,256,402      $ 11,507,572
                                                ============      ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $    927,240      $    307,831
  Distribution payable                               709,571         1,433,890
  Deferred revenue                                    90,000            90,000
  Security deposit                                   172,292            50,000
                                                ------------      ------------
      Total Liabilities                            1,899,103         1,881,721
                                                ------------      ------------
Partners' Capital (Deficit):
  General Partners                                  (903,138)         (880,452)
  Limited Partners (4,895,005 units
    outstanding)                                   8,260,437        10,506,303
                                                ------------      ------------
      Total Partners' Capital                      7,357,299         9,625,851
                                                ------------      ------------
      Total Liabilities and
        Partners' Capital                       $  9,256,402      $ 11,507,572
                                                ============      ============


STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1998
                                         General        Limited
                                        Partners       Partners         Total
                                       ---------    -----------    -----------
Balance at December 31, 1997           $(880,452)   $10,506,303    $ 9,625,851
Net income                                 5,878        581,925        587,803
Cash distributions                       (28,564)    (2,827,791)    (2,856,355)
                                       ---------    -----------    -----------
Balance at September 30, 1998          $(903,138)   $ 8,260,437    $ 7,357,299
                                       =========    ===========    ===========

STATEMENTS OF OPERATIONS
                                  Three months ended         Nine months ended
                                        September 30,             September 30,
                                   1998         1997         1998         1997
                             ----------   ----------   ----------   ----------
Income
Rental                       $1,127,258   $1,297,579   $3,758,873   $3,799,141
Other                                --          148          128       99,722
Interest                         26,673       32,672       79,433       95,804
                             ----------   ----------   ----------   ----------
      Total Income            1,153,931    1,330,399    3,838,434    3,994,667
                             ----------   ----------   ----------   ----------
Expenses
Depreciation                    802,910      802,910    2,408,730    2,408,740
Management fees                 103,871      122,619      322,064      331,085
General and administrative       57,648       60,908      152,496      173,244
Operating                         1,160        1,160        5,906      225,575
Bad debts                       361,435           --      361,435           --
                             ----------   ----------   ----------   ----------
      Total Expenses          1,327,024      987,597    3,250,631    3,138,644
                             ----------   ----------   ----------   ----------
      Net Income (Loss)      $ (173,093)  $  342,802   $  587,803   $  856,023
                             ==========   ==========   ==========   ==========
Net Income (Loss) Allocated:
To the General Partners      $   (1,731)  $    3,428   $    5,878   $    8,560
To the Limited Partners        (171,362)     339,374      581,925      847,463
                             ----------   ----------   ----------   ----------
                             $ (173,093)  $  342,802   $  587,803   $  856,023
                             ==========   ==========   ==========   ==========
Per limited partnership unit
(4,895,005 outstanding)         $ (0.04)      $ 0.07       $ 0.12       $ 0.17
                                -------       ------       ------       ------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                           1998           1997
                                                    -----------    -----------
Cash Flows From Operating Activities
Net income                                          $   587,803    $   856,023
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                        2,408,730      2,408,740
  Bad debts                                             361,435             --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                    (360,656)            --
    Rent receivable                                    (458,924)       565,711
    Interest receivable                                      --            327
    Accounts payable and accrued expenses               619,409         (4,461)
    Security deposits                                   122,292             --
    Deferred revenue                                         --         35,000
                                                    -----------    -----------
Net cash provided by operating activities             3,280,089      3,861,340
                                                    -----------    -----------
Cash Flows From Investing Activities
Loan receivable                                              --         99,688
                                                    -----------    -----------
Net cash provided by investing activities                    --         99,688
                                                    -----------    -----------
Cash Flows From Financing Activities
Cash distributions                                   (3,580,674)    (3,392,872)
                                                    -----------    -----------
Net cash used for financing activities               (3,580,674)    (3,392,872)
                                                    -----------    -----------
Net increase in cash and cash equivalents              (300,585)       568,156
Cash and cash equivalents, beginning of period        2,131,335      1,573,594
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 1,830,750    $ 2,141,750
                                                    ===========    ===========

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1998, four of the Partnership's six aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). Trans World Airlines Inc. ("TWA") terminated its leases on two of the Partnership's aircraft effective June 30, 1998 and September 11, 1998. The General Partners subsequently leased these two aircraft to Sun Pacific International, Inc. ("Sun Pacific").

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an airframe maintenance charge based on usage. Eastwind is delinquent on rental payments and maintenance reserves totaling $501,435 and has contacted the General Partners to renegotiate the terms of its lease. At September 30, 1998 the Partnership had provided an allowance of $361,435 against this receivable. The General Partners will aggressively pursue all remedies available to the Partnership with respect to the collection of these receivables.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was originally scheduled to expire in March 1998. Continental extended its lease through March 1999 and in October 1998 it exercised its second option to renew this lease through March 2000, with the remaining terms of the lease unchanged.

The Partnership's two remaining 727-200 non-advanced aircraft were leased on a month-to-month basis by TWA at a monthly lease rate of $32,500. TWA terminated its leases on these aircraft and returned one plane in July 1998 and another in September 1998. In accordance with the lease agreement, TWA was to have performed certain required maintenance prior to returning the aircraft. In lieu of having TWA perform this maintenance, the Partnership agreed to receive payments of $360,656 and $360,792 for each respective aircraft from TWA.

In October 1998 the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft which were previously leased to TWA. Sun Pacific is required to pay the Partnership a monthly lease rate of $64,042 per aircraft. In addition, the airline is required to pay the Partnership a maintenance charge based on usage. Both leases expire in October 2000. The aircraft were delivered to Sun Pacific with an assignment of the above described maintenance payments of $360,656 and $360,792 received from TWA. The Partnership agreed to assign these funds in order for Sun Pacific to perform the maintenance on the aircraft. Any of the funds received from TWA in excess of actual maintenance costs are to be applied to the security deposit due from Sun Pacific. At September 30, 1998, $122,292 of such funds was applied to security deposits.

At September 30, 1998, the Partnership had unrestricted cash and cash equivalents of $1,830,750, compared to $2,131,335 at December 31, 1997. The decrease is primarily attributed to Eastwind being delinquent on rental payments and maintenance reserves.

At September 30, 1998, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $176,542, compared to $79,053 at December 31, 1997. The increase primarily represents maintenance reserve payments owed to the Partnership by Eastwind. As discussed above, at September 30, 1998 the Partnership provided an allowance of $361,435 against Eastwind's receivables.

Accounts payable and accrued expenses totaled $927,240 at September 30, 1998 as compared to $307,831 at December 31, 1997. The increase is primarily attributable to the maintenance costs on the aircraft leased to Sun Pacific, and to deferred management fees.

On August 4, 1998, the Partnership paid a distribution to the Unitholders for the period from April 1, 1998 to June 30, 1998, in the amount of $1,097,672, or approximately $.22 per Unit. At September 30, 1998 the Partnership had a distribution payable to Unitholders of $709,571, or approximately $.14 per Unit. This distribution was paid on November 12, 1998. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations

Substantially all of the Partnership's revenue for the nine months ended September 30, 1998 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases.
The balance of the Partnership's revenue consisted of interest income.

For the three and nine months ended September 30, 1998, the Partnership generated net income (loss) of $(173,093) and $587,803, respectively, compared to net income of $342,802 and $856,023 for the corresponding periods in 1997. The decrease for the 1998 periods is primarily attributable to TWA returning two of the aircraft in 1998 and the provision for bad debt on Eastwind's receivable balance. Such amounts were partially offset by non-recurring operating expenses associated with repair and maintenance work completed on the two aircraft on-lease to Eastwind during the second quarter of 1997.

Rental income for the three and nine months ended September 30, 1998 was $1,127,258 and $3,758,873, respectively, compared to $1,297,579 and $3,799,141 for the corresponding periods in 1997. The decrease in rental income was primarily due to TWA returning two of the aircraft in 1998, partially offset by an increase in rental income from the two aircraft leased by Eastwind which were not operated on a daily basis for the first two months of 1997 because of maintenance-related issues.

Other income for the three and nine months ended September 30, 1998 was $-0- and $128, respectively, compared to other income of $148 and $99,722 for the corresponding periods in 1997. The higher balance for the 1997 nine-month period represents payment received from USAirways, Inc. ("USAir") for the settlement and release claims relating to the lease and maintenance of the Boeing 737-200 aircraft previously on-lease with USAir.

Interest income for the three and nine months ended September 30, 1998 was $26,673, and $79,433, respectively, compared to $32,672 and $95,804 for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1998 periods.

General and administrative expenses totaled $57,648 and $152,496, respectively, for the three and nine months ended September 30, 1998, compared to $60,908 and $173,244 for the corresponding periods in 1997. The decrease is primarily due to a decrease in postage and printing costs and legal expenses, partially offset by an increase in audit fees.

Operating expenses for the three and nine months ended September 30, 1998 totaled $1,160 and $5,906, respectively, compared to $1,160 and $225,575 for the corresponding periods in 1997. The 1997 balance for the nine-month period is primarily attributable to non-recurring operating expenses associated with repair and maintenance work completed on the two aircraft on-lease to Eastwind.

Bad debt expense for the three and nine months ended September 30, 1998 was $361,435. Such amount represents the receivable from Eastwind for rent and maintenance reserves.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                JETSTREAM, L.P.

                           BY:  JET AIRCRAFT LEASING INC.
                                General Partner



Date:  November 16, 1998        BY:  /s/Michael T. Marron
                                     Michael T. Marron
                                     Director, President and
                                     Chief Financial Officer