Form 10-K
period 1998-12-31
JETSTREAM LP
filed 1999-03-29
CIK 825336

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]           Annual Report Pursuant to Section 13 or 15(d) of
 ---                   the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

[   ]         Transition Report Pursuant to Section 13 or 15(d) of
 ---                   the Securities Exchange Act of 1934
         For the transition period from                to
                                        --------------    --------------

                         Commission file number: 0-16836
                                                 -------

                                 JETSTREAM, L.P.
                                 ---------------
              Exact name of registrant as specified in its charter


           Delaware                                              84-1053359
           --------                                              ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson,
----------------------
3 World Financial Center, 29th Floor, New York, New York            10285
--------------------------------------------------------            -----
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

              LIMITED PARTNERSHIP DEPOSITORY UNITS (the "Units")
              LIMITED PARTNERSHIP INTERESTS (underlying the Units)
              ----------------------------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ X ]   No
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                              ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus of the registrant dated September 10, 1987, as filed pursuant to rule 424(c) of the Securities Act of 1933, as amended (Portions of Parts I, II, III and IV).

Annual Report to Unitholders for the year ended December 31, 1998 (Portions of Parts I, II, III & IV).

                                     PART I

Item 1. Business.

General Development of Business
-------------------------------
JetStream, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on April 16, 1987. The general partners of the Partnership (the "General Partners") are CIS Aircraft Partners, Inc. ("CAP"), the Managing General Partner, a Delaware corporation that is an affiliate of Continental Information Systems Corporation, and Jet Aircraft Leasing Inc., the Administrative General Partner, a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman") (See Item 10).

Although the Partnership was organized on April 16, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to October 28, 1987, at which time the Partnership commenced operations. During the period between October 29, 1987 and November 4, 1987, the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1998, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the financial statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

Narrative Description of Business
---------------------------------
The Partnership is engaged in the business of managing a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers. The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2027. The Partnership may reinvest the proceeds of sales of Aircraft occurring prior to November 4, 1998; thereafter, the net proceeds of sales of Aircraft will be distributed to the partners, after deductions of amounts necessary for working capital and certain reserves.

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

The following table describes the Partnership's portfolio of aircraft as of December 31, 1998. This table provides certain operational statistics and estimated market values for the aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government noise and maintenance regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, for additional information on the lease terms for each aircraft. Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, for an overview of the aircraft leasing industry.

                                                           Estimated                                 Cumulative   Cumulative
Aircraft Model                 Acquisition    Net Book       Market        Lease          Noise       Flight         Flight
Year Delivered     Lessee        Cost(1)      Value(2)      Value(3)    Expiration(4)   Compliance    Cycles(5)     Hours(5)
----------------------------------------------------------------------------------------------------------------------------
MD-80 Series     Continental   $27,396,997   $ 4,392,835   $13,750,000       3/15/00     Stage 3        18,250       37,500
  1986

B-737-200 ADV    Delta         $15,222,609   $ 1,148,960   $ 3,573,800       9/30/99     Stage 2        38,900       57,840
  1979

B-737-200        Eastwind      $ 7,601,999   $   171,875   $   500,000      11/30/99     Stage 3        73,340       64,470
  1971

B-737-200        Eastwind      $ 7,601,999   $   171,875   $   500,000      11/30/99     Stage 2        72,600       64,490
  1971

B-727-200        (6)           $ 5,448,499   $         0   $   349,450           (6)     Stage 2        47,870       70,750
  1969

B-727-200        (6)           $ 5,448,499   $         0   $   349,450           (6)     Stage 2        47,060       69,450
  1969                         -----------   -----------   -----------

TOTALS                         $68,720,602   $ 6,085,544   $19,022,700
                               ===========   ===========   ===========

----------------------------------------------------------------------------------------------------------------------------
NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2)  As of December 31, 1998.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals, which are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4)  Lease expiration dates do not include renewal options.

(5)  Data as of February 5, 1999.

(6) The Partnership's two B-727-200 aircraft were leased to TWA on a month-to-month basis until the third quarter of 1998. In September 1998, the General Partners negotiated new lease agreements with Sun Pacific International Inc., which leases are scheduled to commence pending completion of required maintenance on the aircraft. See Item 7 below for a discussion of the Sun Pacific lease agreements.

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

Two of the Partnership's six Aircraft are subject to AD's mandating structural modification, specifically the two B-737 aircraft leased to Eastwind. AD's presently applicable to the Boeing aircraft owned by the Partnership require extensive repetitive inspections of such aircraft. There can be no assurance that such inspections will not lead to mandatory structural modifications similar to those noted above.

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

Only two of the aircraft owned by the Partnership are Stage 3, the remainder are Stage 2 aircraft. The General Partners are currently negotiating an extension of the lease with Delta, which requires the hushkitting of the aircraft. Sun Pacific, under terms of the leases, is required to hushkit its two aircraft prior to December 31, 1999. One of the aircraft leased to Eastwind will not be hushkitted prior to the expiration of the lease. The General Partners will attempt to release this aircraft to an operator who will hushkit it, or they will sell the aircraft.

In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of reducing the ability of an airline to operate Stage 2 aircraft in such jurisdictions. In 1989, the European Economic Community ("EEC") adopted a non-addition rule which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation in EEC before November 1, 1990. The Partnership does not currently have any aircraft on lease to airlines outside the United States. EEC regulations currently proposed would require aircraft hushkitted to comply with Stage 3 requirements to register prior to April 1999.

Competition
-----------
The aircraft leasing industry is competitive and the success of any lessor is largely dependent upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

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

Employees
---------
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 7 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2. Properties

Incorporated by reference to the Message to Investors section and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.


Item 3. Legal Proceedings

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership
        Interests and Related Security Holders Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1998, the number of Unitholders was 6,847.

Per Unit cash distributions paid to the Limited Partners for the two years ended December 31, 1998 are presented in the table below.

                    First     Second       Third     Fourth
                  Quarter    Quarter     Quarter    Quarter       Total
                  -------    -------     -------    -------       -----

         1997     $  .244    $  .169     $  .275    $  .290     $  .978
         1998     $  .212    $  .222     $  .144    $  .151     $  .729

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.


Item 6. Selected Financial Data

For the years ended December 31,          1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------
Rental Revenues                    $ 4,813,390   $ 5,037,980   $ 5,248,593   $ 4,837,439   $ 5,067,500
Total Expenses                       4,473,009     4,117,718     4,884,852     5,669,154     5,977,244
Net Income (Loss)                      444,902     1,149,074       687,834      (170,290)     (783,993)
Net Income (Loss) per
  Limited Partnership Unit(1)              .09           .23           .14         (0.03)        (0.16)
Total Assets                         7,989,525    11,507,572    15,107,551    18,936,402    23,457,496
Partners' Capital                    6,466,304     9,625,851    13,316,748    17,492,977    21,939,577
Net Cash Provided by
  Operating Activities               4,012,891     5,212,862     4,150,326     4,282,201     6,301,101
Cash Distributions per Unit(1)(2)          .73           .98           .98           .87          1.00
------------------------------------------------------------------------------------------------------

(1)  4,895,005 units outstanding
(2) Distribution amounts are reflected in the year for which they are declared. The Partnership's fourth quarter cash distribution is usually paid in late January or early February of the following year.


Item 7. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

Liquidity and Capital Resources
As of December 31, 1998, four of the Partnership's six aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). The remaining two aircraft were leased to TWA on a month-to-month basis until the third quarter of 1998. The General Partners have negotiated new lease agreements with Sun Pacific International, Inc. ("Sun Pacific"), which leases are currently pending completion of required maintenance on the aircraft, as discussed below.

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an airframe maintenance charge based on usage. Eastwind is delinquent on rental payments and maintenance reserves totaling $583,453 and has contacted the General Partners to renegotiate the terms of its lease. In light of this development, the Partnership established an allowance of $533,453 at December 31, 1998 against this receivable. The Partnership has security deposits in the amount of $50,000 from Eastwind. The General Partners will aggressively pursue all remedies available to the Partnership with respect to the collection of these receivables.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was originally scheduled to expire in March 1998. Continental extended its lease through March 1999, and in October 1998, it exercised its second option to renew this lease through March 2000, with the remaining terms of the lease unchanged.

The Partnership's two remaining 727-200 non-advanced aircraft were leased on a month-to-month basis by TWA at a monthly lease rate of $32,500. TWA terminated its leases on these aircraft and returned one plane in July 1998 and another in September 1998. In accordance with the lease agreement, TWA was to have performed certain required maintenance prior to returning the aircraft. In lieu of having TWA perform this maintenance, the Partnership agreed to receive payments of $360,656 and $360,792 for each respective aircraft from TWA, plus a commitment from TWA for up to an additional $200,000 per aircraft, if supported by legitimate maintenance costs.

In September 1998, the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft which were previously leased to TWA. Pursuant to the terms of the lease agreements, Sun Pacific is required to pay the Partnership a monthly lease rate of $64,042 per aircraft commencing upon the completion of certain required maintenance on the aircraft. In addition, the airline is required to pay the Partnership a maintenance charge based on usage. The aircraft were delivered to Sun Pacific with an assignment of the above described maintenance payments of $360,656 and $360,792 received from TWA. The Partnership agreed to assign these funds in order for Sun Pacific to perform required maintenance on the aircraft. As of December 31, 1998, the maintenance on the aircraft had not been completed, and no funds had been collected pursuant to the terms of the leases.

At December 31, 1998, the Partnership had unrestricted cash and cash equivalents of $1,853,981, compared to $2,131,335 at December 31, 1997. The decrease is primarily attributed to Eastwind being delinquent on rental payments and maintenance reserves.

At December 31, 1998, the Partnership had a rent receivable balance (net of allowance for doubtful accounts) totaling $50,000, compared to $79,053 at December 31, 1997. The 1998 balance represents amounts owed by Eastwind in excess of the $533,453 allowance established by the Partnership, as discussed above.

Accounts payable and accrued expenses totaled $635,127 at December 31, 1998 as compared to $307,831 at December 31, 1997. The increase is primarily attributable to deferred management fees.

During the year ended December 31, 1998, the Partnership paid distributions to the Unitholders for the period from October 1, 1997 to December 31, 1998 and for the first three quarters of 1998, in the amounts of $1,419,551 and $2,827,791, respectively, which represent approximately $.29 and approximately $.58 per Unit, respectively. At December 31, 1998, the Partnership had a distribution payable to Unitholders of $740,613 or approximately $.15 per Unit. This amount reflects the 1998 fourth quarter cash distribution paid on March 4, 1999, which was primarily funded from cash flow from operations.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Market Risk
Interest rate risk comprises the Partnership's principal market risk exposure. The Partnership has no long-term debt and its aircraft are unencumbered by debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents, which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As the owner and lessor of commercial aircraft, the Partnership's most significant Year 2000 issues relate to systems concerns with respect to the airworthiness of the aircraft. It is the responsibility of the lessees to comply with any Airworthiness Directives or other manufacturer recommended maintenance necessary to meet Year 2000 requirements, and the costs of such maintenance, if any, are to be borne by the lessee. Non-compliance by the lessee could impact its ability to operate the aircraft, and could affect its ability to meet the terms of its lease. The Partnership's lessees also face the potential risk of non-compliance by the air traffic control systems in the areas in which the aircraft operate. A disruption in any of the air traffic control systems could cause disruption to the lessee's operations, which may adversely affect their ability to generate revenue and meet the terms of their leases. The Partnership is unable to assess the likelihood or the potential cost to the Partnership of such disruption.

Other potential Year 2000 issues relate primarily to outside vendors which provide the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's Aircraft to commercial airlines under triple net operating leases. The balance of the Partnership's revenue during 1998 consisted of interest and other income.

1998 compared to 1997
---------------------
For the year ended December 31, 1998, the Partnership generated net income in the amount of $444,902, compared to net income of $1,149,074 in fiscal 1997. The decrease in net income is primarily attributable to the establishment of an allowance for doubtful accounts on Eastwind's receivable balance, and a decrease in rental income as a result of the Partnership's two 727-200 aircraft being off lease for several months during 1998. Such amounts were partially offset by a decrease in operating expenses during 1998.

Rental income for the year ended December 31, 1998 was $4,813,390, compared to $5,037,980 in fiscal 1997. The decrease in rental income is primarily a result of the Partnership's two 727-200 aircraft being off lease following the expiration of the leases with TWA in July and September. This decrease was partially offset by an increase in rental income from the two aircraft leased by Eastwind which were not operated on a daily basis for the first two months of 1997 because of maintenance-related issues, including the installation of a hushkit on one aircraft.

Interest income for the year ended December 31, 1998 totaled $104,393, compared to $129,090 for the corresponding period in 1997. The decrease is primarily due to a decrease in the Partnership's invested cash balance during the 1998 period.

Other income totaled $128 for the year ended December 31, 1998, compared to $99,722 for the year ended December 31, 1997. The decrease primarily represents payment received from USAirways, Inc. ("USAir") during 1997 for the settlement and release of claims relating to the lease and maintenance of the Boeing 737-200 aircraft, previously on lease with USAir.

Management fees totaled $387,675 for the year ended December 31, 1998 compared with $447,868 for the year ended December 31, 1997. The decrease primarily reflects lower management fees related to the aircraft currently on-lease to Eastwind.

General and Administrative expenses totaled $334,335 for the year ended December 31, 1998 compared with $230,295 in fiscal 1997. The increase is primarily due to consulting and other professional fees related to the re-leasing of the aircraft formerly leased to TWA, and to a lesser extent, higher partnership administrative servicing costs.

Operating expenses for the year ended December 31, 1998 totaled $5,906, compared to $227,905 for the 1997 period. The 1997 balance is primarily attributable to non-recurring operating expenses associated with repair and maintenance work completed on the two aircraft on-lease to Eastwind.

Bad debt expense for the year ended December 31, 1998 totaled $533,453, which amount was used to establish an allowance for delinquent rental payments and maintenance reserves due under Eastwind's leases.

1997 compared to 1996
---------------------
For the twelve months ended December 31, 1997, the Partnership generated net income in the amount of $1,149,074, compared to income of $687,834 for the corresponding period in 1996. The increase in net income is primarily attributable to a decrease in depreciation expense, which was partially offset by a decrease in rental income and increases in all other expenses. Additionally, net income for the 1996 period includes a $130,000 gain on the August 1996 sale of the 737-200 aircraft formerly on lease to Eastwind.

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

Other income totaled $99,722 for the twelve months ended December 31, 1997, compared to $43,353 for the corresponding period in 1996. The increase primarily represents payment received from USAirways, Inc. ("USAir") for the settlement and release of claims relating to the lease and maintenance of the Boeing 737-200 aircraft, previously on lease with USAir. The balance of $43,353 at December 31, 1996 reflects a payment received by the Partnership as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease.

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


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners are as follows:

      Jet Aircraft Leasing Inc.
      -------------------------

      Name                       Office
      ----                       ------
      Rocco F. Andriola          Director
      Michael T. Marron          Director, President and Chief Financial Officer
      William T. McDermott       Vice President

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

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an MBA from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

      CIS Aircraft Partners, Inc.
      ---------------------------

      Name                       Office
      ----                       ------
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

Thomas J. Prinzing, 53, is President of CIS Aircraft Partners, Inc. since 1991. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Robin A. Konicek, 42, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


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

     None of the directors or officers of the General Partners owned any Units as of December 31, 1998.

(c) Changes in control Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions.

The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. During 1998 and 1997, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing, Inc. in prior periods, were reimburseable to Jet Aircraft Leasing Inc. and its affiliates. For additional information on fees paid to the General Partners and affiliates, refer to Note 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------

         Balance Sheets - December 31, 1998 and 1997........................(1)

         Statements of Partners' Capital (Deficit) -
         For the years ended December 31, 1998, 1997 and 1996...............(1)

         Statements of Operations -
         For the years ended December 31, 1998, 1997and 1996................(1)

         Statements of Cash Flows -
         For the years ended December 31, 1998, 1997 and 1996...............(1)

         Notes to the Financial Statements..................................(1)

         Report of Independent Public Accountants...........................(1)

         (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

     2.  Financial Statement Schedules
         Schedule II Valuation and Qualifying Accounts

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

         (13) Annual Report to Unitholders for the year ended December 31, 1998.

         (27) Financial Data Schedule

(b) The Partnership filed no current reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             JETSTREAM, L.P.

                             BY: Jet Aircraft Leasing Inc.
                                 Administrative General Partner


Date:  March 29, 1999            BY:    /s/Michael T. Marron
                                        --------------------
                                 Name:  Michael T. Marron
                                 Title: Director, President and
                                        Chief Financial Officer



                             BY: CIS Aircraft Partners, Inc.
                                 Managing General Partner


Date:  March 29, 1999            BY:    /s/Thomas J. Prinzing
                                        ---------------------
                                 Name:  Thomas J. Prinzing
                                 Title: Director and President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         BY: CIS Aircraft Partners, Inc.
                             A General Partner


Date:  March 29, 1999        BY:    /s/Thomas J. Prinzing
                                    ---------------------
                             Name:  Thomas J. Prinzing
                             Title: Director and President


Date:  March 29, 1999        BY:    /s/Robin A. Konicek
                                    -------------------
                             Name:  Robin A. Konicek
                             Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             JET AIRCRAFT LEASING INC.
                             A General Partner


Date:  March 29, 1999        BY:    /s/Rocco F. Andriola
                                    --------------------
                             Name:  Rocco F. Andriola
                             Title: Director


Date:  March 29, 1999        BY:    /s/Michael T. Marron
                                    --------------------
                             Name:  Michael T. Marron
                             Title: Director, President and
                                    Chief Financial Officer


Date:  March 29, 1999        BY:    /s/William T. McDermott
                                    -----------------------
                             Name:  William T. McDermott
                             Title: Vice President