Form 10-Q
period 1999-03-31
JETSTREAM LP
filed 1999-05-17
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-16836
                                                 -------


                                 JETSTREAM, L.P.
                                 ---------------
              Exact Name of Registrant as Specified in its Charter


           Delaware                                              84-1053359
           --------                                              ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                              10285
--------------------------------------                            --------
Address of Principal Executive Offices                            Zip code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

JETSTREAM, L.P.

-------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         1999              1998
-------------------------------------------------------------------------------
Assets
Aircraft, at cost                                $ 25,987,000      $ 25,987,000
Less accumulated depreciation                     (20,704,366)      (19,901,456)
                                                 ------------------------------
                                                    5,282,634         6,085,544
Cash and cash equivalents                           1,981,019         1,853,981
Rent receivable, net of allowance for
  doubtful accounts of $650,614 in 1999
  and $533,453 in 1998                                 50,000            50,000
Prepaid expenses                                      300,000                --
-------------------------------------------------------------------------------
      Total Assets                               $  7,613,653      $  7,989,525
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    956,199      $    635,127
  Distribution payable                              1,481,019           748,094
  Deferred revenue                                     90,000            90,000
  Security deposit                                     50,000            50,000
                                                 ------------------------------
      Total Liabilities                             2,577,218         1,523,221
                                                 ------------------------------
Partners' Capital (Deficit):
  General Partners                                   (926,345)         (912,047)
  Limited Partners (4,895,005 units outstanding)    5,962,780         7,378,351
                                                 ------------------------------
      Total Partners' Capital                       5,036,435         6,466,304
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital    $  7,613,653      $  7,989,525
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(912,047)   $ 7,378,351    $ 6,466,304
Net income                                    512         50,638         51,150
Distributions                             (14,810)    (1,466,209)    (1,481,019)
-------------------------------------------------------------------------------
Balance at March 31, 1999               $(926,345)   $ 5,962,780    $ 5,036,435
===============================================================================

See accompanying notes to the financial statements.

JETSTREAM, L.P.

-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
For the three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Income
Rental                                               $1,117,162      $1,314,334
Other                                                        --             128
Interest                                                 24,638          25,346
                                                     --------------------------
      Total Income                                    1,141,800       1,339,808
-------------------------------------------------------------------------------
Expenses
Depreciation                                            802,910         802,910
Management fees                                          88,856         111,176
General and administrative                               81,723          42,363
Operating                                                    --           4,746
Bad debts                                               117,161              --
                                                     --------------------------
      Total Expenses                                  1,090,650         961,195
-------------------------------------------------------------------------------
      Net Income                                     $   51,150      $  378,613
===============================================================================
Net Income Allocated:
To the General Partners                              $      512      $    3,786
To the Limited Partners                                  50,638         374,827
-------------------------------------------------------------------------------
                                                     $   51,150      $  378,613
===============================================================================
Per limited partnership unit
(4,895,005 outstanding)                                   $ .01           $ .08
-------------------------------------------------------------------------------

See accompanying notes to the financial statements.

4
JETSTREAM, L.P.

-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
For the three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                           $   51,150     $   378,613
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                          802,910         802,910
  Bad debts                                             117,161              --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                    (117,161)        (42,756)
    Prepaid expenses                                   (300,000)             --
    Accounts payable and accrued expenses               321,072          28,974
                                                     --------------------------
Net cash provided by operating activities               875,132       1,167,741
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                     (748,094)     (1,433,890)
                                                     --------------------------
Net cash used for financing activities                 (748,094)     (1,433,890)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    127,038        (266,149)
Cash and cash equivalents, beginning of period        1,853,981       2,131,335
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $1,981,019     $ 1,865,186
===============================================================================

See accompanying notes to the financial statements.

5
JETSTREAM, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998 and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1998, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 2, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft, which was scheduled to be leased to Sun Pacific International, Inc., to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a selling price of approximately $2,660,000. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

6
JETSTREAM, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, four of the Partnership's six aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). The remaining two aircraft were leased to Trans World Airlines Inc. ("TWA") on a month-to-month basis until the third quarter of 1998. The General Partners have negotiated new lease agreements for these two aircraft with Sun Pacific International, Inc. ("Sun Pacific"). However, as discussed below, one of the aircraft was subsequently sold to an unaffiliated entity and Sun Pacific ceased commercial operations in mid-April 1999.

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an airframe maintenance charge based on usage. Eastwind is delinquent on rental payments and maintenance reserves totaling $700,614 and has contacted the General Partners to renegotiate the terms of its lease. At March 31, 1999, the Partnership had provided an allowance of $650,614 against this receivable. For the three months ended March 31, 1999, the Partnership recognized rental income and maintenance reserves of $337,161, and collected $220,000 of such income. The General Partners will pursue all remedies available to the Partnership with respect to the collection of these receivables.

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

In September 1998, the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft which were previously leased to TWA. Upon completion of certain maintenance, Sun Pacific is required to pay the Partnership a monthly lease rate of $64,042 per aircraft. The Partnership agreed to assign the above described maintenance payments of $360,656 and $360,792 received from TWA in order for Sun Pacific to perform the maintenance on the aircraft. At March 31, 1999, the maintenance on the aircraft had not been completed and the funds set aside to perform the maintenance have been exhausted. Furthermore, the Partnership has not received rental payments from Sun Pacific pursuant to the terms of the leases.

7
JETSTREAM, L.P.


On April 2, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft, which was scheduled to be leased to Sun Pacific, to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a selling price of approximately $2,660,000 and the lease with Sun Pacific was terminated. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. Prepaid expenses at March 31, 1999 included $300,000 of maintenance costs on the aircraft sold, which will offset the gain on sale in the 1999 second quarter statement of operations. As a result of the sale, the General Partners intend to distribute the net proceeds therefrom (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the second quarter of 1999.

On April 16, 1999, Sun Pacific ceased commercial operations, and the General Partners are currently attempting to lease the remaining aircraft to another carrier.

At March 31, 1999, the Partnership had unrestricted cash and cash equivalents of $1,981,019, compared to $1,853,981 at December 31, 1998.

At March 31, 1999 and December 31, 1999, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $50,000. The balance represents amounts owed by Eastwind in excess of the $650,614 allowance established by the Partnership, as discussed above.

Accounts payable and accrued expenses totaled $956,199 at March 31, 1999 as compared to $635,127 at December 31, 1998. The increase is primarily attributable to the maintenance costs on the aircraft leased to Sun Pacific, and to deferred management fees.

On March 4, 1999, the Partnership paid a distribution to the Unitholders for the period from October 1, 1998 to December 31, 1998, in the amount of $748,094, or approximately $.15 per Unit. At March 31, 1999 the Partnership had a distribution payable to Unitholders of $1,481,019, or approximately $.30 per Unit, which will be paid on or about May 24, 1999. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations
---------------------

Substantially all of the Partnership's revenue for the three months ended March 31, 1999 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three months ended March 31, 1999, the Partnership generated net income of $51,150, compared to net income of $378,613 for the corresponding period in 1998. The decrease is primarily attributable to the establishment of an allowance for doubtful accounts on Eastwind's receivable balance and a decrease in rental revenue as a result of the Partnership's two 727-200 aircraft being off lease during 1999.

Rental income for the three months ended March 31, 1999 was $1,117,162, compared to $1,314,334 for the corresponding period in 1998. The decrease in rental income was primarily due to TWA returning two of the aircraft in 1998.

Interest income for the three months ended March 31, 1999 was $24,638, compared to $25,346 for the corresponding period in 1998. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1999 period.

General and administrative expenses totaled $81,723 for the three months ended March 31, 1999, compared to $42,363 for the corresponding period in 1998. The increase is primarily due to an increase in Partnership administrative servicing costs and legal costs.

8
JETSTREAM, L.P.


Operating expenses for the three months ended March 31, 1999 totaled $-0-, compared to $4,746 for the corresponding periods in 1998. The 1998 balance is primarily attributable to non-recurring operating expenses associated with repair and maintenance work completed on the two aircraft on-lease to Eastwind.

Bad debt expense for the three months ended March 31, 1999 totaled $117,161, which amount represents the increase in the allowance for delinquent rental payments and maintenance reserves under Eastwind's lease.

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K
                -------------------

                On April 16, the Partnership filed a Form 8-K reporting that on April 2, 1999 the Partnership executed a sale of one of its B-727-200 non-advanced aircraft.

9
JETSTREAM, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          JETSTREAM, L.P.


                          BY: JET AIRCRAFT LEASING INC.
                              General Partner


Date:  May 17, 1999           BY:    /s/Michael T. Marron
                                     -----------------------
                              Name:  Michael T. Marron
                              Title: Director, President and
                                     Chief Financial Officer