Form 10-Q
period 1999-06-30
JETSTREAM LP
filed 1999-08-16
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

JETSTREAM, L.P.

-------------------------------------------------------------------------------
BALANCE SHEETS
                                                   At June 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Aircraft, at cost                                $ 24,972,000      $ 25,987,000
Less accumulated depreciation                     (20,492,276)      (19,901,456)
                                                 ------------------------------
                                                    4,479,724         6,085,544
Cash and cash equivalents                           3,532,787         1,853,981
Rent receivable, net of allowance for doubtful
  accounts of $878,144 in 1999 and $533,453
  in 1998                                              50,000            50,000
-------------------------------------------------------------------------------
      Total Assets                               $  8,062,511      $  7,989,525
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    964,143      $    635,127
  Distribution payable                              2,832,787           748,094
  Deferred revenue                                     90,000            90,000
  Security deposit                                     50,000            50,000
                                                 ------------------------------
      Total Liabilities                             3,936,930         1,523,221
                                                 ------------------------------
Partners' Capital (Deficit):
  General Partners                                    (35,061)         (912,047)
  Limited Partners (4,895,005 units outstanding)    4,160,642         7,378,351
                                                 ------------------------------
      Total Partners' Capital                       4,125,581         6,466,304
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital    $  8,062,511      $  7,989,525
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the six months ended June 30, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(912,047)   $ 7,378,351    $ 6,466,304
Net income                                907,490      1,065,593      1,973,083
Distributions                             (30,504)    (4,283,302)    (4,313,806)
-------------------------------------------------------------------------------
Balance at June 30, 1999                $ (35,061)   $ 4,160,642    $ 4,125,581
===============================================================================

See accompanying notes to the financial statements.

JETSTREAM, L.P.

-----------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                   Three months ended June 30,   Six months ended June 30,
                                           1999          1998          1999          1998
-----------------------------------------------------------------------------------------
Income
Rental                               $1,117,529    $1,317,281    $2,234,691    $2,631,615
Interest                                 46,161        27,414        70,799        52,760
Other                                        --            --            --           128
                                     ----------------------------------------------------
      Total Income                    1,163,690     1,344,695     2,305,490     2,684,503
-----------------------------------------------------------------------------------------
Expenses
Depreciation                            802,910       802,910     1,605,820     1,605,820
Management fees                          79,524       107,017       168,380       218,193
General and administrative               67,458        52,485       149,181        94,848
Operating                               229,552            --       229,552         4,746
Bad debts                               227,530            --       344,691            --
                                     ----------------------------------------------------
      Total Expenses                  1,406,974       962,412     2,497,624     1,923,607
-----------------------------------------------------------------------------------------
Income (loss) before gain on
  sale of aircraft                     (243,284)      382,283      (192,134)      760,896
Gain on sale of aircraft              2,165,217            --     2,165,217            --
                                     ----------------------------------------------------
      Net Income                     $1,921,933    $  382,283    $1,973,083    $  760,896
=========================================================================================
Net Income Allocated:
To the General Partners              $  906,978    $    3,823    $  907,490    $    7,609
To the Limited Partners               1,014,955       378,460     1,065,593       753,287
-----------------------------------------------------------------------------------------
                                     $1,921,933    $  382,283    $1,973,083    $  760,896
=========================================================================================
Per limited partnership unit
(4,895,005 outstanding)                   $ .21         $ .08         $ .22         $ .15
-----------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

4
JETSTREAM, L.P.

-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                            1999           1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                           $ 1,973,083    $   760,896
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft                            (2,165,217)            --
  Depreciation                                         1,605,820      1,605,820
  Bad debts                                              344,691             --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                     (344,691)      (152,041)
    Accounts payable and accrued expenses                250,142         43,284
                                                     --------------------------
Net cash provided by operating activities              1,663,828      2,257,959
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net proceeds from sale of aircraft                     2,244,091             --
Net cash provided by investing activities              2,244,091             --
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                    (2,229,113)    (2,483,002)
                                                     --------------------------
Net cash used for financing activities                (2,229,113)    (2,483,002)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   1,678,806       (225,043)
Cash and cash equivalents, beginning of period         1,853,981      2,131,335
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 3,532,787    $ 1,906,292
===============================================================================
Supplemental Disclosure of Noncash Operating Activities
In connection with the sale of the aircraft, accrued resale fees in the amount of $78,874 has reduced the gain on the sale of the aircraft.
-------------------------------------------------------------------------------

See accompanying notes to the financial statements.

5
JETSTREAM, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 and the statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1998, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The General Partners are developing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan will require the approval of more than 50% of the unitholders entitled to vote. It is anticipated that a consent solicitation statement requesting such approval will be forwarded to investors during the third or fourth quarter of this year.

On April 2, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft, which was scheduled to be leased to Sun Pacific International, Inc., to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a net selling price of approximately $2,244,091. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. As a result of the sale, the General Partners intend to distribute the net proceeds therefrom during the third quarter of 1999.

6
JETSTREAM, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners are developing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan will require the approval of more than 50% of the unitholders entitled to vote. It is anticipated that a consent solicitation statement requesting such approval will be forwarded to investors during the third or fourth quarter of this year.

As of June 30, 1999, four of the Partnership's five aircraft were on-lease. Two aircraft were on-lease to Eastwind Airlines ("Eastwind"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). During 1998, two aircraft were leased to Trans World Airlines Inc. ("TWA") on a month-to-month basis until the third quarter. The General Partners negotiated new lease agreements for these two aircraft with Sun Pacific International, Inc. ("Sun Pacific"). However, as discussed below, one of the aircraft was subsequently sold to an unaffiliated entity and Sun Pacific ceased commercial operations in mid-April 1999.

The Partnership's two 737-200 non-advanced aircraft are currently on-lease to Eastwind. Under the terms of the lease agreements, which expire on November 30, 1999, Eastwind is required to pay the Partnership a monthly lease rate of $35,000 per aircraft. In addition, the airline is required to pay the Partnership an airframe maintenance charge based on usage. Eastwind is delinquent on rental payments and maintenance reserves totaling $878,144 and has contacted the General Partners to renegotiate the terms of its lease. At June 30, 1999, the Partnership had provided an allowance of $878,144 against this receivable. For the six months ended June 30, 1999, the Partnership recognized rental income and maintenance reserves of $674,691, and collected $330,000 of such income. The General Partners will pursue all remedies available to the Partnership with respect to the collection of these receivables.

The lease with Delta for the Partnership's 737-200 advanced aircraft was scheduled to expire in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000 through September 1999. During the second quarter of 1999, Delta extended its lease for two years through September 2001. This lease extension requires Delta to pay the Partnership a monthly lease rate of $65,000 and to hushkit the plane.

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

In September 1998, the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft which were previously leased to TWA. One of these aircraft was sold to an unaffiliated entity, Sport Hawk Chicago, Inc. The Partnership agreed to assign the above described maintenance payments of $360,656 and $360,792 received from TWA in order for Sun Pacific to perform the maintenance on the aircraft. At June 30, 1999, the maintenance on the aircraft had not been completed and the funds set aside to perform the maintenance have been exhausted. Furthermore, the Partnership has not received rental payments from Sun Pacific pursuant to the terms of the leases. The remaining plane requires C-checks and corrosion repair, for which $200,000 has been reserved at June 30, 1999.

7
JETSTREAM, L.P.


On April 2, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft, which was scheduled to be leased to Sun Pacific, to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a selling price of approximately $2,629,000 and the lease with Sun Pacific was terminated. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. As a result of the sale, the General Partners intend to distribute the net proceeds therefrom during the third quarter of 1999.

On April 16, 1999, Sun Pacific ceased commercial operations, and once the required maintenance of the remaining aircraft is complete, the General Partners will attempt to lease the aircraft to another carrier.

At June 30, 1999, the Partnership had unrestricted cash and cash equivalents of $3,532,787, compared to $1,853,981 at December 31, 1998. The increase is primarily attributable to the net proceeds of $2,244,091 received on the sale of the aircraft.

At June 30, 1999 and December 31, 1998, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $50,000. The balance represents amounts owed by Eastwind in excess of the $878,144 allowance established by the Partnership, as discussed above.

Accounts payable and accrued expenses totaled $964,143 at June 30, 1999 as compared to $635,127 at December 31, 1998. The increase is primarily attributable to the maintenance costs on the aircraft leased to Sun Pacific, resale fees accrued relating to the sale of the aircraft, and to deferred management fees.

On May 24, 1999 the Partnership paid a distribution to Unitholders of $1,481,019, or approximately $.30 per Unit. At June 30, 1999, the Partnership had a distribution payable to Unitholders of $2,832,787 or approximately $.58 per unit, which will be paid in August 1999. Of this amount, $.12 per unit represents a distribution of cash flow from operations and $.46 per unit represents a distribution of net sale proceeds. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations
---------------------

Substantially all of the Partnership's revenue for the six months ended June 30, 1999 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three and six months ended June 30, 1999, the Partnership generated net income of $1,921,933 and $1,973,083, compared to net income of $382,283 and $760,896 for the corresponding periods in 1998. The increase is primarily attributable to the gain of $2,165,217 recognized as a result of the sale of one 727-200 aircraft.

Rental income for the three and six months ended June 30, 1999 was $1,117,529 and $2,234,691, compared to $1,317,281 and $2,631,615 for the corresponding periods in 1998. The decrease in rental income was primarily due to TWA returning two of the aircraft in 1998.

Interest income for the three and six months ended June 30, 1999 was $46,161 and $70,799, compared to $27,414 and $52,760, respectively, for the corresponding periods in 1998. The increase is primarily attributable to an increase in the Partnership's average cash balances during the 1999 period resulting from the proceeds from the sale.

General and administrative expenses totaled $67,458 and $149,181 for the three and six months ended June 30, 1999, compared to $52,485 and $94,848 for the corresponding periods in 1998. The increase is primarily due to an increase in Partnership administrative servicing costs and legal costs.

8
JETSTREAM, L.P.


Operating expenses for the six months ended June 30, 1999 totaled $229,552, compared to $4,746 for the corresponding periods in 1998. The increase is due to C-checks and corrosion repair on the aircraft leased to Sun Pacific.

Bad debt expense for the three and six months ended June 30, 1999 totaled $227,530 and $344,691, which amount represents the increase in the allowance for delinquent rental payments and maintenance reserves under Eastwind's lease.


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



                     JETSTREAM, L.P.


                     BY:  JET AIRCRAFT LEASING INC.
                          General Partner


Date:  August 16, 1999    BY:    /s/Michael T. Marron
                                 -----------------------------------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer