Form 10-Q
period 1999-09-30
JETSTREAM LP
filed 1999-11-15
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------

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

JETSTREAM, L.P.


-------------------------------------------------------------------------------
BALANCE SHEETS
                                              At September 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Aircraft, at cost                                $ 24,972,000      $ 25,987,000
Less accumulated depreciation                     (21,295,186)      (19,901,456)
                                                 ------------------------------
                                                    3,676,814         6,085,544
Cash and cash equivalents                           1,302,847         1,853,981
Rent receivable, net of allowance for doubtful
  accounts of $1,150,285 in 1999 and $533,453
  in 1998                                              50,000            50,000
-------------------------------------------------------------------------------
      Total Assets                               $  5,029,661      $  7,989,525
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $  1,103,143      $    635,127
  Distribution payable                                533,099           748,094
  Deferred revenue                                     90,000            90,000
  Security deposit                                     50,000            50,000
                                                 ------------------------------
      Total Liabilities                             1,776,242         1,523,221
                                                 ------------------------------
Partners' Capital (Deficit):
  General Partners                                    (43,783)         (912,047)
  Limited Partners (4,895,005 units outstanding)    3,297,202         7,378,351
                                                 ------------------------------
      Total Partners' Capital                       3,253,419         6,466,304
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital    $  5,029,661      $  7,989,525
===============================================================================



-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(912,047)   $ 7,378,351    $ 6,466,304
Net income                                904,099        729,921      1,734,020
Distributions                             (35,835)    (4,811,070)    (4,846,905)
-------------------------------------------------------------------------------
Balance at September 30, 1999           $ (43,783)   $ 3,297,202    $ 3,253,419
===============================================================================

See accompanying notes to the financial statements.

JETSTREAM, L.P.


-----------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                           Three months ended           Nine months ended
                                                 September 30,               September 30,
                                           1999          1998          1999          1998
-----------------------------------------------------------------------------------------
Income
Rental                               $1,052,141    $1,127,258    $3,286,832    $3,758,873
Other                                        --            --            --           128
Interest                                 34,834        26,673       105,633        79,433
                                     ----------------------------------------------------
      Total Income                    1,086,975     1,153,931     3,392,465     3,838,434
-----------------------------------------------------------------------------------------
Expenses
Depreciation                            802,910       802,910     2,408,730     2,408,730
Management fees                          65,719       103,871       234,099       322,064
General and administrative              185,269        57,648       334,447       152,496
Operating                               100,000         1,160       329,554         5,906
Bad debts                               272,141       361,435       616,832       361,435
                                     ----------------------------------------------------
      Total Expenses                  1,426,039     1,327,024     3,923,662     3,250,631
-----------------------------------------------------------------------------------------
Income (loss) before gain on sale
  of aircraft                          (339,064)     (173,093)     (531,197)      587,803
Gain on sale of aircraft                     --            --     2,165,217            --
                                     ----------------------------------------------------
      Net Income (Loss)              $ (339,064)   $ (173,093)   $1,634,020    $  587,803
=========================================================================================
Net Income (Loss) Allocated:
To the General Partners              $   (3,391)   $   (1,731)   $  904,099    $    5,878
To the Limited Partners                (335,673)     (171,362)      729,921       581,925
-----------------------------------------------------------------------------------------
                                     $ (339,064)   $ (173,093)   $1,634,020    $  587,803
=========================================================================================
Per limited partnership unit
(4,895,005 outstanding)                 $ (0.07)      $ (0.04)       $ 0.15        $ 0.12
-----------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

JETSTREAM, L.P.


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                            1999           1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                           $ 1,634,020    $   587,803
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft                            (2,165,217)            --
  Depreciation                                         2,408,730      2,408,730
  Bad debts                                              616,832        361,435
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                           --       (360,656)
    Rent receivable                                     (616,832)      (458,924)
    Accounts payable and accrued expenses                389,142        619,409
    Security deposits                                         --        122,292
                                                     --------------------------
Net cash provided by operating activities              2,266,675      3,280,089
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net proceeds from sale of aircraft                     2,244,091             --
                                                     --------------------------
Net cash provided by investing activities              2,244,091             --
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                    (5,061,900)    (3,580,674)
                                                     --------------------------
Net cash used for financing activities                (5,061,900)    (3,580,674)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (551,134)      (300,585)
Cash and cash equivalents, beginning of period         1,853,981      2,131,335
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $1,302,847     $1,830,750
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

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 and the statement of partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1998, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The General Partners have developed a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan requires the approval of more than 50% of the limited partner units entitled to vote. A consent solicitation statement requesting such approval was forwarded to investors on October 15, 1999.

On April 2, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft, which was scheduled to be leased to Sun Pacific International, Inc., to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a net selling price of approximately $2,244,091. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. As a result of the sale, the Partnership paid a special distribution of $.46 per unit on August 23, 1999, representing a distribution of the net sale proceeds.

JETSTREAM, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have developed a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan requires the approval of more than 50% of the limited partner units entitled to vote. A consent solicitation statement requesting such approval was forwarded to investors on October 15, 1999.

As of September 30, 1999, two of the Partnership's five aircraft were on-lease. One aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). The two aircraft that were on-lease to Eastwind Airlines ("Eastwind") were returned to the Partnership in October 1999 (see below). During 1998, two aircraft were leased to Trans World Airlines Inc. ("TWA") on a month-to-month basis until the third quarter. The General Partners negotiated new lease agreements for these two aircraft with Sun Pacific International, Inc. ("Sun Pacific"). However, as discussed below, one of the aircraft was subsequently sold to an unaffiliated entity and Sun Pacific ceased commercial operations in mid-April 1999.

The Partnership's two 737-200 non-advanced aircraft were previously leased to Eastwind. An affiliate of the Managing General Partner, along with two other creditors, filed an involuntary petition for bankruptcy relief against Eastwind in the United States Bankruptcy Court for the District of Delaware on September 29, 1999. The Partnership's two aircraft on lease to Eastwind have been returned to the Partnership. As of the date of this document, the Bankruptcy Court has not yet ordered an order for relief adjudicating Eastwind as a debtor under Title 11 of the United States Code.

After several months of partial payments, Eastwind's last payment to the Partnership was received in June 1999. Eastwind is delinquent on rental payments and maintenance reserves totaling $1,150,285. At September 30, 1999, the Partnership had provided an allowance against this receivable. The General Partners will pursue all remedies available to the Partnership with respect to the collection of these receivables subject to the decisions of the Bankruptcy Court and the applicable provisions of the U.S. Bankruptcy Code.

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

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was originally scheduled to expire in March 1998. During the third quarter, Continental extended this lease through September 2000, with the remaining terms of the lease unchanged.

JETSTREAM, L.P.


In September 1998, the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft which were previously leased to TWA. The Partnership agreed to assign maintenance payments of $360,656 and $360,792 received from TWA in order for Sun Pacific to perform the maintenance on the aircraft. At September 30, 1999, the maintenance on the aircraft had not been completed and the funds set aside to perform the maintenance have been exhausted. Furthermore, the Partnership did not receive rental payments from Sun Pacific pursuant to the terms of the leases.

On April 2, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft, which was scheduled to be leased to Sun Pacific, to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a selling price of approximately $2,629,000 and the lease with Sun Pacific for this plane was terminated. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

On April 16, 1999, Sun Pacific ceased commercial operations. The General Partners have notified Sun Pacific that they are in default of their lease agreement with respect to the second aircraft. In addition, the remaining plane requires C-checks and corrosion repair, for which $201,979 has been reserved at September 30, 1999. Once the required maintenance of the remaining aircraft is complete, the General Partners will attempt to lease the aircraft to another carrier.

At September 30, 1999, the Partnership had unrestricted cash and cash equivalents of $1,302,847, compared to $1,853,981 at December 31, 1998. The decrease is primarily attributable to the lower cash from operations.

At September 30, 1999 and December 31, 1998, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $50,000. The balance represents amounts owed by Eastwind in excess of the $1,150,284 allowance established by the Partnership, as discussed above.

Accounts payable and accrued expenses totaled $1,103,143 at September 30, 1999 as compared to $635,127 at December 31, 1998. The increase is primarily attributable to the maintenance costs on the aircraft leased to Sun Pacific, resale fees accrued relating to the sale of the aircraft, accrued legal fees, and deferred management fees.

On August 23, 1999, the Partnership paid a distribution to Unitholders of $2,832,787 or approximately $.58 per Unit. Of this amount, $.12 per Unit represented a distribution of cash flow from operations and $.46 per Unit represented a distribution of net sale proceeds. On September 30, 1999, the Partnership had a distribution payable to Unitholders of $533,099 or approximately $.11 per Unit which will be paid in November 1999. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations
---------------------

Substantially all of the Partnership's revenue for the nine months ended September 30, 1999 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three and nine months ended September 30, 1999, the Partnership generated net income (loss) of $(339,064) and $1,634,020, compared to net income
(loss) of $(173,093) and $587,803 for the corresponding periods in 1998. The increase in net income for the nine-month period in 1999 is primarily attributable to the gain of $2,165,217 recognized as a result of the sale of one 727-200 aircraft. Excluding this gain, Partnership operations resulted in income
(loss) before gain on sale of aircraft of $(339,064) and $(531,197) for the three and nine months ended September 30, 1999, respectively, compared with income (loss) before gain on sale of aircraft of $(173,093) and $587,803 for the corresponding periods in 1998. The change from net income for the nine-month period in 1998 to net loss for the 1999 period is due to lower rental income, higher operating expenses and bad debt expenses.

JETSTREAM, L.P.


Rental income for the three and nine months ended September 30, 1999 was $1,052,141 and $3,286,832 compared to $1,127,258 and $3,758,873 for the corresponding periods in 1998. The decrease in rental income was primarily due to TWA returning two of the aircraft in 1998.

Interest income for the three and nine months ended September 30, 1999 was $34,834 and $105,633, compared to $26,673 and $79,433, respectively, for the corresponding periods in 1998. The increase is primarily attributable to an increase in the Partnership's average cash balances during the 1999 period resulting from the proceeds from the sale.

General and administrative expenses totaled $185,269 and $334,447 for the three and nine months ended September 30, 1999, compared to $57,648 and $152,496 for the corresponding periods in 1998. The increase is primarily due to an increase in Partnership administrative servicing costs and legal costs incurred in connection with the consent solicitation statement.

Operating expenses for the three and nine months ended September 30, 1999 totaled $100,000 and $329,554, compared to $1,160 and $5,906 for the corresponding periods in 1998. The increase is due to C-checks and corrosion repairs required on the aircraft leased to Sun Pacific.

Bad debt expense for the three and nine months ended September 30, 1999 totaled $272,141 and $616,832, compared to $361,435 for the 1998 periods. Such amounts represent the increase in the allowance for delinquent rental payments and maintenance reserves under Eastwind's lease.


Part II     Other Information

Items 1-3   Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders.

            On October 15, 1999, the Partnership mailed a Notice of Consent Solicitation and Consent Solicitation Statement to unitholders whereby the General Partners proposed the liquidation of the Partnership. The liquidation consists of: (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to the proposed Plan of Liquidation and Dissolution; (2) the amendment of the Partnership Agreement to permit the engagement of the General Partners to market and sell the assets of the Partnership for a fee pursuant to the terms of the Joint Marketing Agreement, dated July 13, 1999, among each of the General Partners and the Partnership; and (3) the grant of authority to the General Partners to take any action necessary or incidental and consistent with the Partnership Agreement, the Plan of Liquidation and Dissolution and the Joint Marketing Agreement to complete the foregoing on the terms described in the consent solicitation statement. The Consent Solicitation is expected to terminate at 5:00 p.m. on November 19, 1999, unless the General Partners extend such time in their sole discretion.

Item 5      Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27)Financial Data Schedule

            (b)  Reports on Form 8-K -

                 No reports on Form 8-K were filed during the quarter ended September 30, 1999.

JETSTREAM, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     JETSTREAM, L.P.


                     BY:  JET AIRCRAFT LEASING INC.
                          General Partner


Date: November 15, 1999   BY:    /s/Michael T. Marron
                                 -----------------------------------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer