Form 10-K
period 1999-12-31
JETSTREAM LP
filed 2000-03-31
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]           Annual Report Pursuant to Section 13 or 15(d) of
 ---                   the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

[   ]         Transition Report Pursuant to Section 13 or 15(d) of
 ---                   the Securities Exchange Act of 1934
         For the transition period from                to
                                        --------------    --------------

                         Commission file number: 0-16836
                                                 -------

                                 JETSTREAM, L.P.
                                 ---------------
              Exact name of registrant as specified in its charter


           Delaware                                              84-1053359
           --------                                              ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson,
----------------------
3 World Financial Center, 29th Floor, New York, New York            10285
--------------------------------------------------------            -----
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

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

Annual Report to Unitholders for the year ended December 31, 1999 (Portions of Parts I, II, III & IV).

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

Although the Partnership was organized on April 16, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to October 28, 1987, at which time the Partnership commenced operations. During the period between October 29, 1987 and November 4, 1987, the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1999, the Partnership had five of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the financial statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

Narrative Description of Business
---------------------------------
The Partnership is liquidating a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers.

The General Partners are implementing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 1999 (the "Liquidation Plan"). The Liquidation Plan consists of: (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to the proposed Liquidation Plan; (2) the amendment of the Partnership Agreement to permit the engagement of the General Partners to market and sell the assets of the Partnership for a fee pursuant to the terms of the Joint Marketing Agreement, dated July 13, 1999, among each of the General Partners and the Partnership; and
(3) the grant of authority to the General Partners to take any action necessary or incidental and consistent with the Partnership Agreement, the Liquidation Plan and the Joint Marketing Agreement to complete the foregoing. The Liquidation Plan required the approval of more than 50% of the limited partner units entitled to vote. A consent solicitation statement requesting such approval was forwarded to investors on October 15, 1999. On November 19, 1999, the Partnership received the required approval from unitholders, and the General Partners have begun to implement the Liquidation Plan by actively marketing the aircraft for sale during the first quarter 2000, on the terms described in the consent solicitation statement. Once the Partnership's aircraft are sold, the Partnership's liabilities will be paid, the sales proceeds will be distributed to the unitholders and the Partnership will be terminated and will cease to exist. If the unitholders had not approved the Liquidation Plan, according to the Partnership's Amended and Restated Partnership Agreement dated September 10, 1987, the Partnership would be required to dissolve and distribute all of its assets not later than December 31, 2027.

The following table describes the Partnership's portfolio of aircraft as of December 31, 1999. This table provides certain operational statistics and estimated market values for the aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government noise and maintenance regulations and the supply and demand of aircraft in the market place with similar lift capacity. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and
Item 8 - Financial Statements and Supplementary Data (Note 4 to the Financial Statements), for additional information on the lease terms for each aircraft.

                                                           Estimated                                 Cumulative   Cumulative
Aircraft Model                 Acquisition    Net Book       Market        Lease          Noise       Flight         Flight
Year Delivered     Lessee        Cost(1)      Value(2)      Value(3)    Expiration(4)   Compliance    Cycles(5)     Hours(5)
----------------------------------------------------------------------------------------------------------------------------
MD-80 Series     Continental   $27,396,997   $ 2,739,700   $13,646,000      9/15/00      Stage 3      19,397 (a)   39,620 (a)
  1986

B-737-200 ADV    Delta         $15,222,609   $   532,791   $ 3,274,000      9/30/00      Stage 3      40,278 (b)   59,593 (b)
  1979

B-737-200        (6)           $ 7,601,999   $        --   $   250,000          (6)      Stage 2      73,559 (c)   65,452 (c)
  1971

B-737-200        (6)           $ 7,601,999   $        --   $   350,000          (6)      Stage 2      74,023 (c)   65,250 (c)
  1971

B-727-200        (7)           $ 5,448,499   $        --   $   450,000          (7)      Stage 2      47,871 (d)   70,746 (d)
  1969                         -----------   -----------   -----------

TOTALS                         $63,272,103   $ 3,272,491   $17,970,000
                               ===========   ===========   ===========

----------------------------------------------------------------------------------------------------------------------------

NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2)  As of December 31, 1999.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals as of December 31, 1999, which are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4)  Lease expiration dates do not include renewal options.

(5)  Data as of (a) December 2, 1999
                (b) November 12, 1999
                (c) October 27, 1999
                (d) January 2, 2000

(6) The Partnership's two 737-200 non-advanced aircraft were previously leased to Eastwind. An affiliate of the Managing General Partner, along with two other creditors, filed an involuntary petition for bankruptcy relief against Eastwind in the United States Bankruptcy Court for the District of Delaware on September 29, 1999. The Partnership's two aircraft on lease to Eastwind have been returned to the Partnership. As of the date of this document, the Bankruptcy Court has not yet ordered an order for relief adjudicating Eastwind as a debtor under Title 11 of the United States Code.

(7) The Partnership's two B-727-200 aircraft were leased to TWA on a month-to-month basis until the third quarter of 1998. In September 1998, the General Partners negotiated new lease agreements with Sun Pacific International Inc., commencing with completion of required maintenance on the aircraft. On April 2, 1999, the Partnership sold one of the aircraft to an unaffiliated entity. On April 16, 1999, Sun Pacific ceased commercial operations. The Partnership has notified Sun Pacific that they are in default of their lease agreement with respect to the second plane due to their failure to make the required rental payments to the Partnership. See
     Item 7 below for a discussion of the Sun Pacific lease agreements.

The General Partners are currently implementing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership. See Items 1 and 4 for a description of the Liquidation Plan.

Aging Aircraft Maintenance
-------------------------- - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hour and chronological age thresholds.

Two of the Partnership's five Aircraft are subject to AD's mandating structural modification, specifically the two B-737 aircraft previously leased to Eastwind. AD's presently applicable to the Boeing aircraft owned by the Partnership require extensive repetitive inspections of such aircraft. There can be no assurance that such inspections will not lead to mandatory structural modifications similar to those noted above.

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

In negotiating the sale of the aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's aircraft effect such modifications under the terms of the current or future operating leases.

Aircraft Noise
-------------- - Beginning in 1985, the FAA and various airport industry task forces released reports suggesting various alternatives for reducing the number of Stage 2 aircraft operating in the United States, including a proposed requirement to bring all aircraft operating in the United States into compliance with Stage 3 requirements in the 1990s or shortly thereafter. The FAA has categorized aircraft types according to engine noise decibel levels. Stage 2 aircraft, which have the higher noise level, are no longer allowed to operate from most civil airports in the United States as of December 31, 1999. Stage 3 aircraft meet current FAA requirements.

Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act") which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers were limited to 75% of 1990 base levels by the end of 1994, with further reductions to 50% of 1990 base levels by the end of 1996, 25% of 1990 base levels by the end of 1998 and ultimately to 0% by December 31, 1999.

Several modification programs to hushkit or re-engine an aircraft to meet Stage 3 requirements have been announced, including programs for the B-727 series, the B-737 and the DC-9 series. Hushkitting is a procedure for retrofitting existing engines to comply with Stage 3 requirements. Re-engining is the replacement of existing engines with technologically-advanced engines complying with Stage 3 requirements. The decision whether to hushkit or re-engine an aircraft will depend upon a variety of factors, including, without limitation, the differential effects of the two approaches on the operating costs of the aircraft, the relative costs and feasibility of the two approaches and the General Partners' assessment of the remaining useful life and fair market value of the aircraft. Where available, hushkits currently can cost up to $3.0 million per aircraft while the costs of re-engining programs are significantly higher. No assurances are possible in respect to the actual cost which the Partnership would be required to pay in order to effect a hushkit or re-engining modification as now available or as may be developed in the future.

Two of the five aircraft currently owned by the Partnership are Stage 3 compliant. Delta Airlines, pursuant to a lease extension, hushkitted the 737-200 on lease to Delta. The two aircraft previously leased to Eastwind and the aircraft previously leased to Sun Pacific are not Stage 3 compliant.

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

The General Partners' ability to sell the aircraft owned by the Partnership is dependent upon, among other factors: (a) general economic conditions and economic conditions affecting the airline industry in particular; (b) the current operating profile of the aircraft, encompassing the age of the aircraft and the number of hours and cycles flown and compliance with all issued AD's, as well as the general maintenance conditions of the aircraft; (c) the current fleet plans of the major end-users of the aircraft type; (d) any costs required to refurbish aircraft and to reconfigure aircraft to comply with all issued AD's and to conform with similar aircraft within a potential purchaser's fleet; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions;
(f) the availability to the potential purchaser of other similar aircraft from the Partnership's competition; and (g) the ability of the Managing General Partner to effectively market the aircraft.

Employees
---------
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Note 6 to the Financial Statements contained in
Item 8 - Financial Statements and Supplementary Data for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2.   Properties

Incorporated herein by reference to Item 1 - Business and Item 8 - Financial Statements and Supplementary Data (Note 4 to the Financial Statements).


Item 3.   Legal Proceedings

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

There are no other material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.

Item 4.   Submission of Matters to a Vote of Security Holders

On October 15, 1999, the Partnership mailed a Notice of Consent Solicitation and Consent Solicitation Statement to unitholders whereby the General Partners proposed the liquidation of the Partnership. The liquidation consists of: (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to the proposed Liquidation Plan; (2) the amendment of the Partnership Agreement to permit the engagement of the General Partners to market and sell the assets of the Partnership for a fee pursuant to the terms of the Joint Marketing Agreement, dated July 13, 1999, among each of the General Partners and the Partnership; and (3) the grant of authority to the General Partners to take any action necessary or incidental and consistent with the Partnership Agreement, the Liquidation Plan and the Joint Marketing Agreement to complete the foregoing on the terms described in the Consent Solicitation Statement. The Consent Solicitation terminated at 5:00 p.m. on November 19, 1999. The Partnership received the required approval from the limited partner units entitled to vote. The result of the voting was as follows:

                           Number of Units     Percentage
                           ---------------     ----------
          For                  2,932,236         59.90%
          Against                 88,431          1.81%
          Abstain                 29,039           .59%

The remaining units of the Partnership did not vote.


                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holders Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1999, the number of Unitholders was 6,418.

Per Unit cash distributions paid to the Limited Partners for the two years ended December 31, 1999 are presented in the table below.

                    First     Second      Third     Fourth
                  Quarter    Quarter    Quarter    Quarter      Total
                  -------    -------    -------    -------      -----

         1998     $  .212    $ .222     $  .144    $  .151    $  .729
         1999     $  .299    $ .576*    $  .108    $  .131    $ 1.114

* Represents approximately $0.12 per Unit in cash distributions from operations and approximately $0.46 per Unit in returns of capital as a result of the April 2, 1999 sale of one of the Partnership's B-727-200 non-advanced aircraft. See
Item 7 for a discussion of the Sale.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Item 6.   Selected Financial Data

For the years ended December 31,          1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------------
Rental Revenues                    $ 4,021,832   $ 4,813,390   $ 5,037,980   $ 5,248,593   $ 4,837,439
Total Expenses                       4,465,612     4,473,009     4,117,718     4,884,852     5,669,154
Net Income (Loss)                    1,823,468       444,902     1,149,074       687,834      (170,290)
Net Income (Loss) per
  Limited Partnership Unit(1)              .19           .09           .23           .14         (0.03)
Total Assets                         4,728,164     7,989,525    11,507,572    15,107,551    18,936,402
Partners' Capital                    3,492,765     6,466,304     9,625,851    13,316,748    17,492,977
Net Cash Provided by
  Operating Activities               2,727,602     4,012,891     5,212,862     4,150,326     4,282,201
Cash Distributions per Unit(1)(2)        1.114           .73           .98           .98           .87
------------------------------------------------------------------------------------------------------

(1)  4,895,005 units outstanding
(2) Distribution amounts are reflected in the year for which they are declared. The Partnership's fourth quarter cash distribution is usually paid in February of the following year.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources
The General Partners developed a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 2000 (the "Liquidation Plan"). On November 19, 1999, the Partnership received the required approval from the limited partner units entitled to vote on the Liquidation Plan, and the General Partners have begun to implement the Liquidation Plan by actively marketing the aircraft for sale during the first quarter 2000, in accordance with the terms approved by the unitholders. See Item 4 for a description of the Liquidation.

As a result of the approval of the Liquidation Plan, the Partnership has designated its aircraft as assets held for sale and has ceased to record depreciation expense related to those assets as of the date of approval. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, all of the Partnership's aircraft are reported at the lower of carrying amount or fair value less costs to sell.

The General Partners received bids for several of the planes and recently signed a letter of intent for the sale of the Partnership's 737-200 advanced aircraft. A contract is currently being negotiated with the prospective purchaser and it is anticipated that the plane will be sold during the second quarter of 2000. However, there can be no assurance that the sale will close within this timeframe, or that the Partnership will receive the estimated market values for the remaining aircraft. In addition, the General Partners continue to market the remaining aircraft. Once the aircraft are sold, the Partnership's liabilities will be paid, the sales proceeds will be distributed to the Limited Partners and the Partnership will cease to exist. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

As of December 31, 1999, two of the Partnership's remaining five aircraft were on-lease. One aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). The two aircraft that were on-lease to Eastwind Airlines ("Eastwind") were returned to the Partnership in October 1999 (see below). Two aircraft which were previously leased to Trans World Airlines Inc. ("TWA") were leased to Sun Pacific International, Inc. ("Sun Pacific") in 1998. However, as discussed below, one of the aircraft was subsequently sold to an unaffiliated entity and Sun Pacific ceased commercial operations in mid-April 1999.

The lease with Delta for the Partnership's 737-200 advanced aircraft was scheduled to expire in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000 through September 1999. During the second quarter of 1999, Delta extended its lease for two years through September 2001. This lease extension requires Delta to pay the Partnership a monthly lease rate of $65,000 and to hushkit the plane, which was completed prior to year-end 1999.

Continental makes monthly lease payments of $180,000 for the Partnership's MD-80 Series aircraft. The lease with Continental was originally scheduled to expire in March 1998. During the third quarter of 1999, Continental extended this lease through September 2000, with the remaining terms of the lease unchanged.

The lease with Eastwind Airlines ("Eastwind") for the Partnership's two 737-200 non-advanced aircraft was scheduled to expire on November 30, 1999. In late August 1999, the Partnership was notified that Eastwind had voluntarily ceased commercial operations. The Partnership took possession of the aircraft and in October 1999 sold the aircrafts' engines to an unaffiliated entity for $175,000. The Partnership recognized a loss of $25,000 on this sale in 1999. After several months of partial payments, Eastwind made its last payment to the Partnership in June 1999, and is delinquent on rental payments and maintenance reserves totaling $1,200,284 as of December 31, 1999.

On September 29, 1999, an affiliate of the Managing General Partner, along with two other creditors, filed an involuntary petition for bankruptcy relief against Eastwind in the United States Bankruptcy Court for the District of Delaware. As of the date of this document, the Bankruptcy Court had not yet issued an order for relief adjudicating Eastwind as a debtor under Title 11 of the United States Code. The General Partners intend to pursue all viable remedies available to the Partnership with respect to the collection of these delinquent payments subject to the decisions of the Bankruptcy Court and the applicable provisions of the U.S. Bankruptcy Code.

In September 1998, the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft which were previously leased to TWA. On April 2, 1999, the Partnership sold one of the aircraft to an unaffiliated entity, Sport Hawk Chicago, Inc. (the "Buyer"), for a selling price of approximately $2,629,000 and the lease with Sun Pacific for this plane was terminated. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. On April 16, 1999, Sun Pacific ceased commercial operations. The Partnership has notified Sun Pacific that they are in default of their lease agreement with respect to the second plane due to their failure to make the required rental payments to the Partnership. In addition, the remaining plane requires C-checks and corrosion repair, for which $201,979 has been reserved at December 31, 1999. Once the required maintenance of the remaining aircraft is complete, the General Partners will attempt to sell the aircraft to another purchaser pursuant to the Liquidation Plan.

At December 31, 1999, the Partnership had unrestricted cash and cash equivalents of $1,405,675, compared to $1,853,981 at December 31, 1998. The decrease is primarily attributable to the lower cash from operations.

At December 31, 1999 and December 31, 1998, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $50,000. The balance represents amounts owed by Eastwind in excess of the $1,150,284 allowance established by the Partnership, as discussed above.

Accounts payable and accrued expenses totaled $1,087,547 at December 31, 1999 as compared to $635,127 at December 31, 1998. The increase is primarily attributable to the accrual of management fees and the Sun Pacific C-checks.

On August 23, 1999, the Partnership paid a distribution to Unitholders of $2,832,787 or approximately $.58 per Unit. Of this amount, $.12 per Unit represented a distribution of cash flow from operations and $.46 per Unit represented a distribution of net sale proceeds. On November 29, 1999, the Partnership paid a distribution to Unitholders of $533,099 or approximately $.11 per Unit. As of December 31, 1999, the Partnership had a distribution payable to Unitholders of $645,925 or approximately $.13 per Unit which was paid on March 6, 2000. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

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

Results of Operations

1999 compared to 1998
---------------------
For the year ended December 31, 1999, the Partnership generated net income of $1,823,468, compared to net income of $444,902 in fiscal 1998. The increase in net income is primarily attributable to the net gain recognized on the sale of the aircraft. Excluding this gain, Partnership operations resulted in loss of $316,749 for the year ended December 31, 1999, compared with income of $444,902 in 1998. The change from income from operations in 1998 to loss from operations in 1999 is primarily due to lower rental income in 1999 and higher general and administrative expense in 1999 and lower depreciation expense in 1999.

Rental income for the year ended December 31, 1999 was $4,021,832, compared to $4,813,390 in fiscal 1998. The decrease in rental income was primarily due to the sale of the aircraft in April 1999.

Interest income for the year ended December 31, 1999 was $127,031, compared to $104,393 in fiscal 1998. The increase is primarily attributable to higher average cash balances resulting from the sale proceeds.

Depreciation expense totaled $2,613,051 for the year ended December 31, 1999 compared to $3,211,640 in fiscal 1998. The reduction is due to the aircraft being depreciated to their salvage values in 1999.

General and administrative expenses totaled $614,966 for the year ended December 31, 1999, compared to $334,335 in fiscal 1998. The increase is primarily due to an increase in legal and consulting fees related to the Liquidation Plan.

Operating expenses for the year ended December 31, 1999 totaled $329,555, compared to $5,906 in fiscal 1998. The increase is due to the accrual to Hamilton Aviation for C-checks and corrosion repair on the two 727-200 non-advanced aircraft previously leased to Sun Pacific.

Bad debt expense for the year ended December 31, 1999 totaled $616,832, compared to $533,453 in fiscal 1998. Such amount represents the increase in the allowance for delinquent rental payments and maintenance reserves under Eastwind's lease.

Management fees totaled $291,204 for the year ended December 31, 1999 compared with $387,675 for the year ended December 31, 1998. The decrease primarily reflects a reduction in rental revenue.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference to the information presented under "Market Risk" of Item 7 of this Annual Report on Form 10-K.


Item 8.   Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999 included in Exhibit 13 to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners are as follows:

      Jet Aircraft Leasing Inc.
      -------------------------

      Name                       Office
      ----                       ------
      Michael T. Marron          Director, President and Chief Financial Officer
      Rocco F. Andriola          Director, Vice President

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

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

      CIS Aircraft Partners, Inc.
      ---------------------------

      Name                       Office
      ----                       ------
      Michael L. Rosen           Director, President
      Robin A. Konicek           Vice President

Michael L. Rosen, 41, is Director, President and Chief Executive Officer of Continental Information Systems Corporation, the parent holding company of CIS Aircraft Partners, Inc. Mr. Rosen is also the controlling stockholder and since June 1996, the Chief Executive Officer of Oscar Gruss & Son Incorporated, a member firm of the New York Stock Exchange, Inc. Prior to 1996, Mr. Rosen operated a variety of real estate development projects and multi-family rental properties in which he still has interests.

Robin A. Konicek, 43, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since
1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


Item 11.  Executive Compensation

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners
     ----------------------------------------------- As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

(b)  Security ownership of management
     -------------------------------- The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CIS), owns 5 Units of the Partnership.

     None of the directors or officers of the General Partners owned any Units as of December 31, 1999.

(c)  Changes in control
     ------------------ Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. In addition, pursuant to the Liquidation Plan and a Joint Marketing Agreement, dated July 13, 1999 among CIS Aircraft Partners, Inc., Jet Aircraft Leasing, Inc. and the Partnership, the Partnership Agreement has been amended to provide for the payment to the General Partners of a marketing and sales fee not to exceed 3% of the sales price of the aircraft sold in the liquidation. None of the officers and directors of the General Partners received any compensation from the Partnership. During 1999, 1998 and 1997, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing, Inc. in prior periods, were reimburseable to Jet Aircraft Leasing Inc. and its affiliates. For additional information on fees paid to the General Partners and affiliates, see Item 8 - Financial Statements and Other Supplementary Data (Note 6 of the Notes to the Financial Statements).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements:

         Balance Sheets - December 31, 1999 and 1998                       (1)

         Statements of Partners' Capital (Deficit) - For the years
         ended December 31, 1999, 1998 and 1997                            (1)

         Statements of Operations - For the years ended
         December 31, 1999, 1998 and 1997                                  (1)

         Statements of Cash Flows - For the years ended
         December 31, 1999, 1998 and 1997                                  (1)

         Notes to the Financial Statements                                 (1)

         Report of Independent Public Accountants                          (1)

         (1) Incorporated by reference from the Partnership's Annual Report to Unitholders for the year ended December 31, 1999.

     2.  Financial Statement Schedules
         Schedule II Valuation and Qualifying Accounts

     3.  Exhibits

         (2) Plan of Liquidation and Dissolution of JetStream, LP. dated as of November 20, 1999.

         (3a) Amended and Restated Limited Partnership Agreement, dated September 10, 1987 (Incorporated by reference to the Partnership's Prospectus filed with the Commission on April 17, 1987, as amended.)

         (3b) Amendment No. 1 to the Amended and Restated Limited Partnership Agreement, dated November 20, 1999.

         (4) Depositary Agreement (Incorporated by reference to Exhibit 4.5 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

         (10a) Escrow Agreement (Incorporated by reference to Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

         (10b) Joint Marketing Agreement, dated July 13, 1999 among CIS Aircraft Partners, Inc., Jet Aircraft Leasing, Inc. and JetStream, L.P.

         (13)   Annual Report to Unitholders for the year ended December 31,
                1999.

         (27)   Financial Data Schedule

(b) The Partnership filed no current reports on Form 8-K during the last quarter of the period covered by this Report.

     On January 5, 2000, the Partnership filed a Current Report on Form 8-K reporting the results of the Consent Solicitation to approve a Partnership Liquidation Plan.

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



                             JETSTREAM, L.P.

                             BY: Jet Aircraft Leasing Inc.
                                 Administrative General Partner


Date:  March 31, 2000            BY:    /s/Michael T. Marron
                                        ----------------------------------
                                 Name:  Michael T. Marron
                                 Title: Director, President and
                                        Chief Financial Officer



                             BY: CIS Aircraft Partners, Inc.
                                 Managing General Partner


Date:  March 31, 2000            BY:    /s/Michael L. Rosen
                                        ----------------------------------
                                 Name:  Michael L. Rosen
                                 Title: Director and President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             BY: CIS Aircraft Partners, Inc.
                                 A General Partner


Date:  March 31, 2000            BY:    /s/Michael L. Rosen
                                        ----------------------------------
                                 Name:  Michael L. Rosen
                                 Title: Director and President


Date:  March 31, 2000            BY:    /s/Robin A. Konicek
                                        ----------------------------------
                                 Name:  Robin A. Konicek
                                 Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             JET AIRCRAFT LEASING INC.
                             A General Partner


Date:  March 31, 2000        BY:    /s/Michael T. Marron
                                    ----------------------------------
                             Name:  Michael T. Marron
                             Title: Director, President and
                                    Chief Financial Officer


Date:  March 31, 2000        BY:    /s/Rocco F. Andriola
                                    ----------------------------------
                             Name:  Rocco F. Andriola
                             Title: Director and Vice President