Form 10-Q
period 2000-03-31
JETSTREAM LP
filed 2000-05-15
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

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

JETSTREAM, L.P.


-------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         2000              1999
                                                   (unaudited)
-------------------------------------------------------------------------------
Assets
  Aircraft held for sale                          $ 3,272,489       $ 3,272,489
  Cash and cash equivalents                         1,363,062         1,405,675
  Miscellaneous receivable                             10,500                --
  Rent receivable (net of allowance for doubtful
    accounts of $1,150,284)                            50,000            50,000
-------------------------------------------------------------------------------
      Total Assets                                $ 4,696,051       $ 4,728,164
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $ 1,228,153       $ 1,145,297
  Distribution payable                                603,312           645,925
  Deferred revenue                                     90,000            90,000
  Security deposit                                     50,000            50,000
                                                  -----------------------------
      Total Liabilities                             1,971,465         1,931,222
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partners                                    (57,080)          (56,357)
  Limited Partners (4,895,005 units outstanding)    2,781,666         2,853,299
                                                  -----------------------------
      Total Partners' Capital                       2,724,586         2,796,942
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $ 4,696,051       $ 4,728,164
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the three months ended March 31, 2000
                                    General           Limited
                                   Partners          Partners             Total
-------------------------------------------------------------------------------
Balance at December 31, 1999      $ (56,357)      $ 2,853,299       $ 2,796,942
Net income                            5,310           525,646           530,956
Distributions                        (6,033)         (597,279)         (603,312)
-------------------------------------------------------------------------------
Balance at March 31, 2000         $ (57,080)      $ 2,781,666       $ 2,724,586
===============================================================================


See accompanying notes to the financial statements.                            2

JETSTREAM, L.P.


-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31,
                                                            2000           1999
-------------------------------------------------------------------------------
Income
Rental                                               $   735,000    $ 1,117,162
Other                                                     10,500             --
Interest                                                  23,600         24,638
                                                     --------------------------
      Total Income                                       769,100      1,141,800
-------------------------------------------------------------------------------
Expenses
Depreciation                                                  --        802,910
Management fees                                           63,513         88,856
General and administrative                               174,631         81,723
Bad debts                                                     --        117,161
                                                     --------------------------
      Total Expenses                                     238,144      1,090,650
-------------------------------------------------------------------------------
      Net Income                                     $   530,956    $    51,150
===============================================================================
Net Income Allocated:
To the General Partners                              $     5,310    $       512
To the Limited Partners                                  525,646         50,638
-------------------------------------------------------------------------------
                                                     $   530,956    $    51,150
===============================================================================
Per limited partnership unit
(4,895,005 outstanding)                                    $ .11          $ .01
-------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

JETSTREAM, L.P.


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                            2000           1999
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                           $   530,956    $    51,150
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                --        802,910
  Bad debts                                                   --        117,161
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                           --       (117,161)
    Miscellaneous receivable and prepaid expenses        (10,500)      (300,000)
    Accounts payable and accrued expenses                 82,856        321,072
                                                     --------------------------
Net cash provided by operating activities                603,312        875,132
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                      (645,925)      (748,094)
                                                     --------------------------
Net cash used for financing activities                  (645,925)      (748,094)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (42,613)       127,038
Cash and cash equivalents, beginning of period         1,405,675      1,853,981
                                                     --------------------------
Cash and cash equivalents, end of period             $ 1,363,062    $ 1,981,019
===============================================================================


See accompanying notes to the financial statements.                            4

JETSTREAM, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 and the statement of partners' capital (deficit) for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1999, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 17, 2000, the Partnership sold its 737-200 aircraft, previously on lease to Delta, to an unaffiliated entity for a gross selling price of $4,350,000. In addition, on May 9, 2000, the Partnership sold its two B-737-200 aircraft, previously on lease to Eastwind, to an unaffiliated entity for a gross selling price of $200,000 per aircraft. The engines for these two aircraft were sold separately in October 1999 for $175,000 to an unaffiliated buyer. The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners also signed a letter of intent for the MD-80 Series aircraft. A contract is currently being negotiated with the prospective purchaser and it is anticipated that the remaining aircraft will be sold during the second quarter of 2000. However, there can be no assurance that the sale will close within this timeframe, or that the Partnership will receive the estimated market value for the aircraft. Once the aircraft are sold and the Partnership's liabilities are paid, the sales proceeds will be distributed to the Limited Partners and the Partnership will cease to exist. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

JETSTREAM, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, two of the Partnership's remaining five aircraft were on-lease. One aircraft was on-lease to Delta Air Lines, Inc. ("Delta") and one aircraft was on-lease to Continental Airlines ("Continental"). The two aircraft that were on-lease to Eastwind Airlines ("Eastwind") were returned to the Partnership in October 1999 (see below). The other aircraft was previously leased to Sun Pacific International, Inc. ("Sun Pacific"), which ceased commercial operations in mid-April 1999 (see below).

The General Partners have implemented a plan, by actively marketing the aircraft, to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 1999 (the "Liquidation Plan").

As a result of the approval of the Liquidation Plan, the Partnership has designated its aircraft as assets held for sale and has ceased to record depreciation expense related to those assets as of November 19, 1999, the date of approval. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, all of the Partnership's aircraft are reported at the lower of carrying amount or fair value less costs to sell.

On April 17, 2000, the Partnership sold its 737-200 aircraft, previously on lease to Delta, to an unaffiliated entity for a gross selling price of $4,350,000. In addition, on May 9, 2000, the Partnership sold its two B-737-200 aircraft, previously on lease to Eastwind, to an unaffiliated entity for a gross selling price of $200,000 per aircraft. The engines for these two aircraft were sold separately in October 1999 for $175,000 to an unaffiliated buyer. The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners signed a letter of intent for the MD-80 Series aircraft. A contract is currently being negotiated with the prospective purchaser and it is anticipated that the remaining aircraft will be sold during the second quarter of 2000. However, there can be no assurance that the sale will close within this timeframe, or that the Partnership will receive the estimated market value for the aircraft. Once the aircraft are sold and the Partnership's liabilities are paid, the sales proceeds will be distributed to the Limited Partners and the Partnership will cease to exist. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

Continental makes monthly lease payments of $180,000 for the Partnership's MD-80 Series aircraft. The lease with Continental is currently scheduled to expire in September 2000.

The lease with Eastwind Airlines ("Eastwind") for the Partnership's two 737-200 non-advanced aircraft expired on November 30, 1999. In late August 1999, the Partnership was notified that Eastwind had voluntarily ceased commercial operations. The Partnership took possession of the aircraft and in October 1999 sold the aircrafts' engines to an unaffiliated entity for $175,000. The Partnership recognized a loss of $25,000 on this sale in 1999. After several months of partial payments, Eastwind made its last payment to the Partnership in June 1999, and is delinquent on rental payments and maintenance reserves totaling $1,200,284 as of March 31, 2000.

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

JETSTREAM, L.P.


In September 1998, the Partnership entered into two lease agreements with Sun Pacific for the two 727-200 non-advanced aircraft. The Partnership sold one of the aircraft to an unaffiliated entity in April 1999, for approximately $2,629,000 and the lease with Sun Pacific for this plane was terminated. On April 16, 1999, Sun Pacific ceased commercial operations. The Partnership has notified Sun Pacific that they are in default of their lease agreement with respect to the second plane due to their failure to make the required rental payments to the Partnership. In addition, the remaining plane requires C-checks and corrosion repair, for which $201,979 has been reserved at March 31, 2000. The Partnership is currently attempting to gain possession of the aircraft and all necessary paperwork. Once the plane and the necessary paperwork are obtained, the Partnership will be in a position to have the required maintenance completed. Once the aircraft is returned and the required maintenance is complete, the General Partners will attempt to sell the aircraft to another purchaser pursuant to the Liquidation Plan.

At March 31, 2000, the Partnership had unrestricted cash and cash equivalents of $1,363,062, compared to $1,405,675 at December 31, 1999. The decrease is primarily attributable to a decrease in operating income.

At March 31, 2000, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $50,000. The balance represents amounts owed by Eastwind in excess of the $1,150,284 allowance established by the Partnership, as discussed above.

Accounts payable and accrued expenses totaled $1,228,153 at March 31, 2000 as compared to $1,145,297 at December 31, 1999. The increase is primarily attributable to unpaid management fees for 1999 and 2000.

As of March 31, 2000, the Partnership had a distribution payable to Unitholders of $603,312 or $.12 per Unit which was paid on May 10, 2000. As of December 31, 1999, the Partnership had a distribution payable to Unitholders of $645,925 or approximately $.13 per Unit which was paid on March 6, 2000. In light of the Partnership's Liquidation Plan, quarterly cash distributions will be suspended beginning with the second quarter distribution scheduled to be paid in August 2000.

Results of Operations
---------------------

Substantially all of the Partnership's revenue for the three months ended March 31, 2000 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three months ended March 31, 2000, the Partnership generated net income of $530,956, compared to net income of $51,150 for the corresponding period in 1999. The increase is primarily attributable to a decrease in depreciation expense partially offset by a decrease in rental income.

Rental income for the three months ended March 31, 2000 was $735,000, compared to $1,117,162 for the corresponding period in 1999. The decrease in rental income was primarily due to a decrease in the number of aircraft on lease.

Interest income for the three months ended March 31, 2000 was $23,600, compared to $24,638 for the corresponding period in 1999. The decrease is primarily attributable to a decrease in the average cash balance.

During 1999, the aircraft were depreciated to their salvage value, consequently there was no depreciation expense for the three months ended March 31, 2000 compared to depreciation expense of $802,910 in 1999.

General and administrative expenses totaled $174,631 for the three months ended March 31, 2000, compared to $81,723 for the corresponding period in 1999. The increase is primarily due to consulting services and other expenses incurred in relation to the Liquidation Plan.

Bad debt expense for the three months ended March 31, 2000 totaled $-0-, compared to $117,161 for the corresponding period in 1999.

JETSTREAM, L.P.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -
               --------

               (27) Financial Data Schedule

           (b) Reports on Form 8-K -
               -------------------

               There were no reports on Form 8-K for the quarter ended March 31, 2000.

JETSTREAM, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      JETSTREAM, L.P.


                      BY: JET AIRCRAFT LEASING INC.
                          General Partner


Date:  May 15, 2000       BY:    /s/Michael T. Marron
                                 -----------------------------------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer