Form 10-Q
period 2000-06-30
JETSTREAM LP
filed 2000-08-11
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    X         Quarterly Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

   or

              Transition Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

            For the Transition period from            to
                                           ----------    ----------


                         Commission File Number: 0-16836
                                                 -------


                                 JETSTREAM, L.P.
                                 ---------------
              Exact Name of Registrant as Specified in its Charter


          Delaware                                             84-1053359
          --------                                             ----------
State or Other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                               Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                            10285
--------------------------------------                            -----
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

JETSTREAM, L.P.


-------------------------------------------------------------------------------------
BALANCE SHEETS
                                                         At June 30,   At December 31,
                                                               2000              1999
                                                         (unaudited)
-------------------------------------------------------------------------------------
Assets
  Aircraft held for sale                                $        --       $ 3,272,489
  Cash and cash equivalents                              14,046,868         1,405,675
  Miscellaneous receivable                                   49,983                --
  Rent receivable (net of allowance for doubtful
    accounts of $1,150,284)                                  50,000            50,000
-------------------------------------------------------------------------------------
      Total Assets                                      $14,146,851       $ 4,728,164
=====================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                 $ 1,169,068       $ 1,145,297
  Distribution payable                                           --           645,925
  Deferred revenue                                               --            90,000
  Security deposit                                           50,000            50,000
                                                        -----------------------------
      Total Liabilities                                   1,219,068         1,931,222
                                                        -----------------------------
Partners' Capital (Deficit):
  General Partners                                           44,952           (56,357)
  Limited Partners (4,895,005 units outstanding)         12,882,831         2,853,299
                                                        -----------------------------
      Total Partners' Capital                            12,927,783         2,796,942
-------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital           $14,146,851       $ 4,728,164
=====================================================================================



-------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the six months ended June 30, 2000
                                          General           Limited
                                         Partners          Partners             Total
-------------------------------------------------------------------------------------
Balance at December 31, 1999            $ (56,357)      $ 2,853,299       $ 2,796,942
Net income                                107,342        10,626,809        10,734,151
Distributions                              (6,033)         (597,277)         (603,310)
-------------------------------------------------------------------------------------
Balance at June 30, 2000                $  44,952       $12,882,831       $12,927,783
=====================================================================================


See accompanying notes to the financial statements.                            2

JETSTREAM, L.P.


----------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
(UNAUDITED)
                              For the three months ended June 30,   For the six months ended June 30,
                                             2000           1999                 2000           1999
----------------------------------------------------------------------------------------------------
Income
Rental                                $   126,834    $ 1,117,529          $   861,834    $ 2,234,691
Other                                          --             --               10,500             --
Interest                                  210,940         46,161              234,540         70,799
                                      --------------------------------------------------------------
      Total Income                        337,774      1,163,690            1,106,874      2,305,490
----------------------------------------------------------------------------------------------------
Expenses
Depreciation                                   --        802,910                   --      1,605,820
Management fees                             1,329         79,524               64,842        168,380
General and administrative                158,847         67,458              333,478        149,181
Operating                                      --        229,552                   --        229,552
Bad debts                                      --        227,530                   --        344,691
                                      --------------------------------------------------------------
      Total Expenses                      160,176      1,406,974              398,320      2,497,624
----------------------------------------------------------------------------------------------------
Income (loss) before gain on sale
  of aircraft                             177,598       (243,284)             708,554       (192,134)
Gain on sale of aircraft               10,025,597      2,165,217           10,025,597      2,165,217
----------------------------------------------------------------------------------------------------
      Net Income                      $10,203,195    $ 1,921,933          $10,734,151    $ 1,973,083
====================================================================================================
Net Income Allocated:
To the General Partners               $   102,032    $   906,978          $   107,342    $   907,490
To the Limited Partners                10,101,163      1,014,955           10,626,809      1,065,593
----------------------------------------------------------------------------------------------------
                                      $10,203,195    $ 1,921,933          $10,734,151    $ 1,973,083
====================================================================================================
Per limited partnership unit
(4,895,005 outstanding)                    $ 2.06          $ .21               $ 2.17          $ .22
----------------------------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

JETSTREAM, L.P.


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                            2000           1999
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                          $ 10,734,151    $ 1,973,083
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft                           (10,025,597)    (2,165,217)
  Depreciation                                                --      1,605,820
  Bad debts                                                   --        344,691
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Rent receivable                                           --       (344,691)
    Miscellaneous receivable and prepaid expenses        (49,983)            --
    Accounts payable and accrued expenses                 23,771        250,142
    Deferred revenue                                     (90,000)            --
                                                    ---------------------------
Net cash provided by operating activities                592,342      1,663,828
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net proceeds from sale of aircraft                    13,298,086     2,244,091
                                                    ---------------------------
Net cash provided by investing activities             13,298,086      2,244,091
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                    (1,249,235)    (2,229,113)
                                                    ---------------------------
Net cash used for financing activities                (1,249,235)    (2,229,113)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents             12,641,193      1,678,806
Cash and cash equivalents, beginning of period         1,405,675      1,853,981
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $ 14,046,868    $ 3,532,787
===============================================================================


See accompanying notes to the financial statements.                            4

JETSTREAM, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 and the statement of partners' capital (deficit) for the six months ended June 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1999, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 17, 2000, the Partnership sold its 737-200 aircraft to Cypress Equipment Fund III LLC (an unaffiliated entity) for a gross selling price of $4,350,000, and recognized a gain of $3,680,161. On May 9, 2000, the Partnership sold its two B-737-200 aircraft to Spinnaker Capital Inc. (an unaffiliated entity) for a gross selling price of $200,000 per aircraft, and recognized a gain of $186,064 per aircraft. The engines for these two aircraft were sold separately in October 1999 for $175,000 to an unaffiliated buyer. On June 1, 2000, the Partnership sold its MD-80 Series aircraft to Watch Hill Capital (an unaffiliated entity) for a gross selling price of $9,000,000, and recognized a gain of $5,973,308. The selling prices were determined by arm's length negotiations between the Partnership and the buyers. Pursuant to the Liquidation Plan the Partnership paid the General Partners a marketing and sale fee on the sales of the aircraft, which aggregated $412,500.

On July 26, 2000, the General Partners paid a special cash distribution of $12,235,830 of which $12,120,590 or $2.48 per Unit was paid to the Limited Partners and $115,240 was paid to the General Partners. This distribution resulted from the sale of four of the Partnership's remaining five aircraft and represented the net sales proceeds after payment of, or provision for, the Partnership's liabilities and expenses, and the establishment of a reserve for contingencies, if any.

When the final aircraft, the fully depreciated non-advanced 727-200 previously on-lease to Sun Pacific, is sold and the Eastwind Airlines bankruptcy matter is completed, the General Partners intend to distribute any remaining funds and dissolve the Partnership. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

JETSTREAM, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have implemented a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 1999 (the "Liquidation Plan"). Following the approval of the Liquidation Plan, the Partnership designated its aircraft as assets held for sale and ceased to record depreciation expense related to those assets as of November 19, 1999, the date of approval. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, all of the Partnership's aircraft are reported at the lower of carrying amount or fair value less costs to sell.

As of June 2000, the Partnership had sold four of the remaining five aircraft to unaffiliated entities. On April 17, 2000, the Partnership sold its 737-200 aircraft to Cypress Equipment Fund III LLC for a gross selling price of $4,350,000, and recognized a gain of $3,680,161. On May 9, 2000, the two B-737-200 aircraft were sold to Spinnaker Capital Inc. for a gross selling price of $200,000 per aircraft, and the Partnership recognized a gain of $186,064 per aircraft. The engines for these two aircraft were sold separately in October 1999 for $175,000 to an unaffiliated buyer. On June 1, 2000, the Partnership sold its MD-80 Series aircraft on lease to Continental to Watch Hill Capital for a gross selling price of $9,000,000, and recognized a gain of $5,973,308. The selling prices were determined by arm's length negotiations between the Partnership and the buyers. Pursuant to the Liquidation Plan the Partnership paid the General Partners a marketing and sale fee on the sales of the aircraft, which aggregated $412,500.

The Partnership's final aircraft was previously leased to Sun Pacific International, Inc. ("Sun Pacific"), which ceased commercial operations in mid-April 1999. The Partnership has notified Sun Pacific that they are in default of their lease agreement with respect to this plane due to their failure to make the required rental payments to the Partnership. In addition, the remaining plane requires C-checks and corrosion repair, for which $201,979 has been reserved at June 30, 2000. The Partnership is currently attempting to gain possession of the aircraft and all necessary paperwork. Once the plane and the necessary paperwork are obtained, the Partnership will be in a position to have the required maintenance completed and the General Partners will then attempt to sell the aircraft to another purchaser pursuant to the Liquidation Plan.

The lease with Eastwind Airlines ("Eastwind") for the Partnership's two 737-200 non-advanced aircraft was scheduled to expire on November 30, 1999. After several months of partial payments, Eastwind made its last payment to the Partnership in June 1999, and is delinquent on rental payments and maintenance reserves totaling $1,200,284 as of June 30, 2000. In late August 1999, the Partnership was notified that Eastwind had voluntarily ceased commercial operations. The Partnership took possession of and sold the aircraft as discussed above.

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

When the final aircraft, the fully depreciated non-advanced 727-200 previously on-lease to Sun Pacific, is sold and the Eastwind Airlines bankruptcy matter is completed, the General Partners intend to distribute any remaining funds and dissolve the Partnership. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

JETSTREAM, L.P.


As of December 31, 1999, the Partnership had a distribution payable to Unitholders of $645,925 or approximately $.13 per Unit which was paid on March 6, 2000. In light of the Partnership's Liquidation Plan, quarterly cash distributions were suspended beginning with the second quarter distribution scheduled to be paid in August 2000.

On July 26, 2000, the General Partners paid a special cash distribution of $12,235,830 of which $12,120,590 or $2.48 per Unit was paid to the Limited Partners and $115,240 was paid to the General Partners. This distribution resulted from the sale of four of the Partnership's remaining five aircraft and represented the net sales proceeds after payment of, or provision for, the Partnership's liabilities and expenses, and the establishment of a reserve for contingencies, if any.

At June 30, 2000, the Partnership had unrestricted cash and cash equivalents of $14,046,868, compared to $1,405,675 at December 31, 1999. The increase is attributable to the receipt of the proceeds from the sale of the aircraft.

At June 30, 2000, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $50,000. The balance represents amounts owed by Eastwind in excess of the $1,150,284 allowance established by the Partnership.

Accounts payable and accrued expenses totaled $1,169,068 at June 30, 2000 as compared to $1,145,297 at December 31, 1999. The increase is primarily attributable to unpaid management fees for 2000.

Results of Operations
---------------------

Substantially all of the Partnership's operating revenue for the six months ended June 30, 2000 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three and six months ended June 30, 2000, the Partnership generated net income of $10,203,195 and $10,734,151, compared to net income of $1,921,933 and $1,973,083 for the corresponding periods in 1999. The increase is primarily attributable to the gain from the sales of the aircraft.

Rental income for the three and six months ended June 30, 2000 was $126,834 and $861,834, compared to $1,117,529 and $2,234,691 for the corresponding periods in 1999. The decrease in rental income was due to the sales of the aircraft.

Interest income for the three and six months ended June 30, 2000 was $210,940 and $234,540, compared to $46,161 and $70,799 for the corresponding periods in 1999. The increase is primarily attributable to the higher cash balances during the second quarter due to the proceeds from the sales of the aircraft.

During 1999, the aircraft were depreciated to their salvage value, consequently there was no depreciation expense for the three and six months ended June 30, 2000 compared to depreciation expense of $802,910 and $1,605,820 for the corresponding periods in 1999.

General and administrative expenses totaled $158,847 and $333,478 for the three and six months ended June 30, 2000, compared to $67,458 and $149,181 for the corresponding periods in 1999. The increase is primarily due to consulting services and expenses incurred in relation to the Liquidation Plan.

Operating expenses for the six months ended June 30, 2000 totaled $-0-, compared to $229,552 for the corresponding period in 1999. The 1999 expense was due to C-checks and corrosion repair on the two 727-200 non-advanced aircraft previously leased to Sun Pacific.

Bad debt expense for the three and six months ended June 30, 2000 totaled $-0-, compared to $227,530 and $344,691 for the corresponding periods in 1999. The 1999 expense represents the increase in the allowance for delinquent rental payments and maintenance reserves under Eastwind's lease.

JETSTREAM, L.P.


Part II          Other Information

Items 1-5        Not applicable.

Item 6           Exhibits and reports on Form 8-K.

                 (a)  Exhibits -
                      --------

                      (27)  Financial Data Schedule

                 (b)  Reports on Form 8-K -
                      -------------------

                      On June 19, 2000, the Partnership filed a Form 8-K reporting that on June 2, 2000 the Partnership executed the sale of its MD-80 Series aircraft.

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


                              JETSTREAM, L.P.


                              BY:  JET AIRCRAFT LEASING INC.
                                   General Partner


Date:  August 11, 2000             BY:     /s/Rocco F. Andriola
                                           -------------------------------------
                                   Name:   Rocco F. Andriola
                                   Title:  President and Chief Financial Officer