Form 10-Q
period 2000-09-30
JETSTREAM LP
filed 2000-11-14
CIK 825336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the
 --------                Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
                                               ------------------
   or
            Transition Report Pursuant to Section 13 or 15(d) of the
 --------                Securities Exchange Act of 1934

            For the Transition period from              to
                                           ------------    ------------


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
State or Other Jurisdiction of                 I.R.S. EmployerIdentification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                       10285
--------------------------------------                       -----
Address of Principal Executive Offices                     Zip code


                                 (212) 526-3183
                                  -------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       -----

JETSTREAM, L.P.


-----------------------------------------------------------------------------------------
BALANCE SHEETS
                                                        At September 30,   At December 31,
                                                                   2000              1999
                                                             (unaudited)         (audited)
-----------------------------------------------------------------------------------------
Assets
  Aircraft held for sale                                   $         --      $  3,272,489
  Cash and cash equivalents                                   1,762,164         1,405,675
  Miscellaneous receivable and prepaid expenses                  64,383                --
  Rent receivable (net of allowance for doubtful accounts
    of $1,090,284 in 2000 and $1,150,284 in 1999)               110,000            50,000
-----------------------------------------------------------------------------------------
     Total Assets                                          $  1,936,547      $  4,728,164
=========================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                    $  1,169,798      $  1,145,297
  Distribution payable                                               --           645,925
  Deferred revenue                                                   --            90,000
  Security deposit                                               50,000            50,000
                                                           ------------------------------
     Total Liabilities                                        1,219,798         1,931,222
                                                           ------------------------------
Partners' Capital (Deficit):
  General Partners                                              (70,041)          (56,357)
  Limited Partners (4,895,005 units outstanding)                786,790         2,853,299
                                                           ------------------------------
     Total Partners' Capital                                    716,749         2,796,942
-----------------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital               $  1,936,547      $  4,728,164
=========================================================================================


-----------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the nine months ended September 30, 2000
                                              General           Limited
                                             Partners          Partners             Total
-----------------------------------------------------------------------------------------
Balance at December 31, 1999                $ (56,357)     $  2,853,299      $  2,796,942
Net income                                    107,589        10,651,358        10,758,947
Distributions                                (121,273)      (12,717,867)      (12,839,140)
-----------------------------------------------------------------------------------------
Balance at September 30, 2000               $ (70,041)     $    786,790      $    716,749
=========================================================================================


See accompanying notes to the financial statements.                            2

JETSTREAM, L.P.


-----------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                 For the three months ended     For the nine months ended
                                               September 30,                 September 30,
                                         2000          1999           2000           1999
-----------------------------------------------------------------------------------------
Income
Rental                             $       --    $1,052,141    $   861,834    $ 3,286,832
Other                                      --            --         10,500             --
Interest                               84,258        34,834        318,798        105,633
                                   ------------------------------------------------------
      Total Income                     84,258     1,086,975      1,191,132      3,392,465
-----------------------------------------------------------------------------------------
Expenses
Depreciation                               --       802,910             --      2,408,730
Management fees                        (2,199)       65,719         62,643        234,099
General and administrative             91,406       185,269        424,884        334,447
Operating                              30,255       100,000         30,255        329,554
Bad debts                             (60,000)      272,141        (60,000)       616,832
                                   ------------------------------------------------------
      Total Expenses                   59,462     1,426,039        457,782      3,923,662
-----------------------------------------------------------------------------------------
Income (loss) before gain
  on sale of aircraft                  24,796      (339,064)       733,350       (531,197)
Gain on sale of aircraft                   --            --     10,025,597      2,165,217
                                   ------------------------------------------------------
      Net Income (Loss)            $   24,796    $ (339,064)   $10,758,947    $ 1,634,020
=========================================================================================
Net Income (Loss) Allocated:
To the General Partners            $      248    $   (3,391)   $   107,589    $   904,099
To the Limited Partners                24,548      (335,673)    10,651,358        729,921
-----------------------------------------------------------------------------------------
                                   $   24,796    $ (339,064)   $10,758,947    $ 1,634,020
=========================================================================================
Per limited partnership unit
(4,895,005 outstanding)                $ 0.01       $ (0.07)        $ 2.18         $ 0.15
-----------------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

JETSTREAM, L.P.


-----------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                      2000           1999
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                    $ 10,758,947    $ 1,634,020
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft                                     (10,025,597)    (2,165,217)
  Depreciation                                                          --      2,408,730
  Bad debts                                                        (60,000)       616,832
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Rent receivable                                                     --       (616,832)
    Miscellaneous receivable and prepaid expenses                  (64,383)            --
    Accounts payable and accrued expenses                           24,501        389,142
    Deferred revenue                                               (90,000)            --
                                                              ---------------------------
Net cash provided by operating activities                          543,468      2,266,675
-----------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net proceeds from sale of aircraft                              13,298,086      2,244,091
                                                              ---------------------------
Net cash provided by investing activities                       13,298,086      2,244,091
-----------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Cash distributions                                             (13,485,065)    (5,061,900)
                                                              ---------------------------
Net cash used for financing activities                         (13,485,065)    (5,061,900)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               356,489       (551,134)
Cash and cash equivalents, beginning of period                   1,405,675      1,853,981
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $  1,762,164    $ 1,302,847
=========================================================================================


See accompanying notes to the financial statements.                            4

JETSTREAM, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 and the statement of partners' capital (deficit) for the nine months ended September 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On October 23, 2000 the bankruptcy court approved a settlement between the petitioning creditors and Eastwind Airlines ("Eastwind"). This settlement includes an agreement between the Partnership and CIS Air Corporation an affiliate of a General Partner, CIS Aircraft Partners Inc., which calls for the Partnership to receive $60,000 in settlement of all claims of actions which were asserted or could be asserted against Eastwind. The General Partners pursued all viable remedies available to the Partnership with respect to the collection of the delinquent Eastwind payments subject to decisions of the bankruptcy court and applicable provisions of the U.S. Bankruptcy Code and determined that this settlement agreement was the most viable option.

When the final aircraft, the fully depreciated non-advanced 727-200 previously on-lease to Sun Pacific, is sold, the General Partners intend to distribute any remaining funds and dissolve the Partnership. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

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

As of September 2000, the Partnership had sold four of the remaining five aircraft to unaffiliated entities. On April 17, 2000, the Partnership sold its 737-200 aircraft to Cypress Equipment Fund III LLC for a gross selling price of $4,350,000, and recognized a gain of $3,680,161. On May 9, 2000, the two B-737-200 aircraft were sold to Spinnaker Capital Inc. for a gross selling price of $200,000 per aircraft, and the Partnership recognized a gain of $186,064 per aircraft. The engines for these two aircraft were sold separately in October 1999 for $175,000 to an unaffiliated buyer. On June 1, 2000, the Partnership sold its MD-80 Series aircraft on lease to Continental to Watch Hill Capital for a gross selling price of $9,000,000, and recognized a gain of $5,973,308. The selling prices were determined by arm's length negotiations between the Partnership and the buyers. Pursuant to the Liquidation Plan the Partnership paid the General Partners a marketing and sale fee on the sales of the aircraft, which aggregated $412,500.

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

The lease with Eastwind for the Partnership's two 737-200 non-advanced aircraft was scheduled to expire on November 30, 1999. After several months of partial payments, Eastwind made its last payment to the Partnership in June 1999, and is delinquent on rental payments and maintenance reserves totaling $1,200,284 as of September 30, 2000. In late August 1999, the Partnership was notified that Eastwind had voluntarily ceased commercial operations. The Partnership took possession of and sold the aircraft as discussed above.

On September 29, 1999, an affiliate of the Managing General Partner, along with two other creditors, filed an involuntary petition for bankruptcy relief against Eastwind in the United States Bankruptcy Court for the District of Delaware. Subsequently, three other creditors joined the action. On October 23, 2000 the bankruptcy court approved a settlement between the petitioning creditors and Eastwind. This settlement includes an agreement between the Partnership and CIS Air Corporation an affiliate of a General Partner, CIS Aircraft Partners Inc., which calls for the Partnership to receive $60,000 in settlement of all claims of actions which were asserted or could be asserted against Eastwind. The General Partners pursued all viable remedies available to the Partnership with respect to the collection of the delinquent Eastwind payments subject to decisions of the bankruptcy court and applicable provisions of the U.S. Bankruptcy Code and determined that this settlement agreement was the most viable option.

JETSTREAM, L.P.


When the final aircraft, the fully depreciated non-advanced 727-200 previously on-lease to Sun Pacific, is sold, the General Partners intend to distribute any remaining funds and dissolve the Partnership. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

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

At September 30, 2000, the Partnership had unrestricted cash and cash equivalents of $1,762,164, compared to $1,405,675 at December 31, 1999. The increase is attributable to the proceeds from the sales of the aircraft, net of the special cash distribution.

At September 30, 2000, the Partnership had a rent receivable balance net of allowance for doubtful accounts totaling $110,000 compared to $50,000 at December 31, 1999. The increase reflects the settlement of the Eastwind bankruptcy claim. The balance represents amounts owed by Eastwind in excess of the allowance established by the Partnership.

Accounts payable and accrued expenses totaled $1,169,798 at September 30, 2000 as compared to $1,145,297 at December 31, 1999. The increase is primarily attributable to unpaid management fees for 2000.

Results of Operations
---------------------

Substantially all of the Partnership's operating revenue for the nine months ended September 30, 2000 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

For the three and nine months ended September 30, 2000, the Partnership generated net income of $24,796 and $10,758,947, compared to net income (loss) of $(339,064) and $1,634,020 for the corresponding periods in 1999. The increase for the nine-month period in 2000 is primarily attributable to the gain on the sales of the aircraft in previous periods.

Rental income for the three and nine months ended September 30, 2000 was $-0-and $861,834, compared to $1,052,141 and $3,286,832 for the corresponding periods in 1999. The decrease in rental income was due to the sales of the aircraft.

Interest income for the three and nine months ended September 30, 2000 was $84,258 and $318,798, compared to $34,834 and $105,633 for the corresponding periods in 1999. The increase is primarily attributable to higher cash balances due to the proceeds from the sales of the aircraft.

During 1999, the aircraft were depreciated to their salvage value, consequently there was no depreciation expense for the three and nine months ended September 30, 2000 compared to depreciation expense of $802,910 and $2,408,730 for the corresponding periods in 1999.

JETSTREAM, L.P.


General and administrative expenses totaled $91,406 and $424,884 for the three and nine months ended September 30, 2000, compared to $185,269 and $334,447 for the corresponding periods in 1999. The higher expenses for the three-month period in 1999 are due to the cost associated with the proxy solicitation. The increase for the nine-month period in 2000 is primarily due to consulting services and expenses incurred in implementing the Liquidation Plan.

Operating expenses for the three and nine months ended September 30, 2000 totaled $30,255, compared to $100,000 and $329,554 for the corresponding periods in 1999. The 2000 amount is insurance on the remaining aircraft for which the Partnership is now responsible. The 1999 expense was due to C-checks and corrosion repair on the two 727-200 non-advanced aircraft previously leased to Sun Pacific.

Bad debt expense for the three and nine months ended September 30, 2000 totaled $(60,000), compared to $272,141 and $616,832 for the corresponding periods in 1999. The year 2000 recovery reflects the settlement of the Eastwind bankruptcy proceeding. The 1999 expense represents the increase in the allowance for delinquent rental payments and maintenance reserves under Eastwind's lease.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -
                ----------

                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K -
                ---------------------

                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                                JETSTREAM, L.P.


                                BY: JET AIRCRAFT LEASING INC.
                                    General Partner


Date:  November 14, 2000            BY:    /s/Rocco F. Andriola
                                           -------------------------------------
                                    Name:  Rocco F. Andriola
                                    Title: President and Chief Financial Officer